Form 10-Q
period 1996-06-30
SAWTEK INC \FL\
filed 1996-07-23
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 For the quarterly period ended June 30, 1996

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-28272

                                   SAWTEK INC.
             (Exact name of registrant as specified in its charter)

                  Florida                                 59-1864440
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                             1818 South Highway 441
                              Apopka, Florida 32703
                    (Address of principal executive offices)

                         Telephone Number (407) 886-8860
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes ____                                 No     X  (1)
                                                               ------

     As of July 22, 1996, there were 19,854,092 shares of the Registrant's Common Stock outstanding, par value $.0005.

(1) We have filed all required reports but have not been subject to such filing requirements for the past 90 days since the Company's registration statement for its initial public offering became effective on April 29, 1996.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I. Financial Information                                       Page Number
- -----------------------------                                       -----------
     Item 1. Financial Statements (unaudited)

       Consolidated  Balance  Sheets as of June 30,  1996
       and  September  30, 1995......................................... 3

       Consolidated Statements of Income (Loss) for the
       three-month and the nine-month periods ended
       June 30, 1996 and 1995 .......................................... 4

       Consolidated Statements of Cash Flows for the
       nine-month periods ended June 30, 1996 and 1995 ................. 5

       Notes to Consolidated Financial Statements....................... 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............ 9


Part II. Other Information
- --------------------------

     Item 1.  Legal Proceedings ........................................15

     Item 2.  Changes in Securities ....................................15

     Item 3.  Defaults Upon Senior Securities ..........................15

     Item 4.  Submission of Matters to a Vote of Security Holders ......15

     Item 5.  Exhibits and Reports on Form 8-K .........................15

Signatures .............................................................16

Exhibit Index ..........................................................17

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements (unaudited)

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
Assets
                                                       September 30,   June 30,
                                                       -------------   --------
                                                           1995          1996
                                                           ----          ----
                                                                      unaudited)
                                   (dollars in thousands, except per share data)
Current assets:
  Cash and cash  equivalents                              $ 2,819      $25,477
  Accounts  receivable net of allowance  for doubtful
   accounts and returns of $277 at September  30, 1995
   and $467 at June 30, 1996                                5,253        5,628
  Inventories                                               3,242        6,810
  Deferred income taxes                                       460          562
  Other current assets                                        129          392
                                                           ------       ------
     Total current assets                                  11,903       38,869

Other  assets                                                 273          208
Deferred  income  taxes                                       210
Property,  plant and equipment,  net                       10,738       28,561
                                                           ------       ------
    Total assets                                          $23,124      $67,638
                                                           ======       ======
Liabilities and non-redeemable shareholders' equity
Current liabilities:
  Accounts  payable                                       $   778      $ 1,986
  Accrued  liabilities                                      2,768        3,813
  Current maturities of long-term debt                        543          959
  Income taxes payable                                        714           15
                                                           -------      ------
    Total current  liabilities                              4,803        6,773

Long-term debt, less current  maturities                    6,805        4,325
Deferred  income  taxes                                                    283

Redeemable  ESOP common  stock                             35,144
Unearned ESOP  compensation                                (3,023)
                                                           ------
    Total  redeemable  ESOP common stock                   32,121

Non-redeemable  shareholders' equity:
  6% cumulative  preferred stock, $2 stated value;
   150,000  shares authorized, issued and outstanding         300
  Common stock; $.0005 par value;  40,000,000 authorized
    shares; issued and outstanding shares 5,245,000 at
    September  30, 1995 and  19,854,092 at June 30, 1996        3            10
  Capital surplus                                           1,885        51,550
  Unearned  ESOP  compensation                                           (1,367)
  Retained  earnings (deficit)                            (22,793)        6,064
                                                           ------        -------
    Total  non-redeemable  shareholders' equity           (20,605)       56,257
                                                           ------        ------
    Total liabilities and non-redeemable shareholders'
     equity                                               $23,124       $67,638
                                                           ======        ======
See accompanying notes to consolidated financial statements.

                                          SAWTEK INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS) - unaudited

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                               June 30,            June 30,
                                               --------            --------
                                          1995        1996     1995       1996
                                          ----        ----     ----       ----
                                          (in thousands, except per share data)

Net sales                               $ 7,698     $14,926  $19,767    $39,664
Cost of sales                             3,014       6,986    8,155     18,590
                                         -------     -------  -------    -------
Gross profit                              4,684       7,940   11,612     21,074

Operating  expenses:
  Selling expenses                          823       1,174    2,287      2,746
  General & administrative expenses         551       1,509    1,603      4,157
  ESOP  compensation  expense               196       1,846      588     12,925
  Research &  development expenses          559         467    1,260      1,371
                                         -------     -------  -------    -------
    Total operating expenses              2,129       4,996    5,738     21,199
                                         -------     -------  -------    -------
Operating income (loss)                   2,555       2,944    5,874       (125)

Interest  expense                           145         114      327        339
Other income                                (90)       (240)    (169)      (260)
                                         -------     -------  -------    -------
Income (loss) before taxes                2,500       3,070    5,716       (204)
Income taxes                                975       1,699    2,230      4,054
                                         -------     -------  -------    -------
Net income (loss)                       $ 1,525     $ 1,371  $ 3,486   ($ 4,258)
                                         =======     =======  =======    =======
Net income (loss) per share             $  0.10     $  0.07  $  0.21   ($  0.23)
                                         =======     =======  =======    =======
Shares used in  computing  net income
 (loss) per share                        16,034      20,286   16,373     18,566
                                         =======     =======  =======    =======

See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                               Nine Months Ended
                                                               -----------------
                                                                    June 30,
                                                                    --------
                                                                1995        1996
                                                                ----        ----
                                                                 (in thousands)
Operating activities:
Net income (loss)                                           $ 3,486     ($4,258)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities
  Depreciation and amortization                                 536       1,352
  Deferred income taxes                                         471         390
  ESOP allocation                                               588      12,925
Changes in operating assets and liabilities:
  Increase in assets:
    Accounts receivable                                      (1,028)       (375)
    Inventories                                              (1,406)     (3,568)
    Other current assets                                       (141)       (263)
  Increase in liabilities:
    Accounts payable                                            559       1,208
    Accrued liabilities                                         898       1,045
    Income taxes payable                                        364          31
                                                              -----      -------
Net cash provided by operating activities                     4,327       8,487

Investing activities:
Purchase of property, plant and equipment                    (2,939)    (21,716)
Increase in Industrial Revenue Bond assets                   (3,474)
Reduction in Industrial Revenue Bond assets                               2,606
Industrial Revenue Bond acquisition costs                       (87)
                                                             -------    --------
Net cash used in investing activities                        (6,500)    (19,110)

Financing activities:
Proceeds from long-term debt                                  3,500       8,200
Principal payments on long-term debt                         (1,077)    (10,263)
Net proceeds from sale of common stock in the initial
 public offering                                                         35,254
Net proceeds from sale of common stock other than in
 the initial public offering                                     52         338
Purchase of common stock                                       (470)       (121)
Redemption of preferred stock                                              (100)
Preferred stock dividends paid                                  (18)        (27)
                                                             -------    --------
Net cash provided by financing activities                     1,987      33,281
                                                             -------    --------
Increase (decrease) in cash and cash equivalents               (186)     22,658
Cash and cash equivalents at beginning of period              2,675       2,819
                                                             -------    --------
Cash and cash equivalents at end of period                  $ 2,489     $25,477
                                                             ======      =======

Interest paid                                               $   317     $   404
                                                             ======      =======
Income taxes paid                                           $ 1,658     $ 3,634
                                                             ======      =======

See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
Notes to Consolidated Financial Statements - June 30, 1996 (unaudited)

1.  Basis of Presentation
- -------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1996, and the results of its operations, and its cash flows for the three and nine month periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1995, including the notes thereto, and the other information set forth therein included in the Company's Registration Statement on Form S-1 (File No. 333-1860), which was filed with the Securities and Exchange Commission (the "SEC") on April 29, 1996. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" in Item 2 of this Form 10-Q.

Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1996.

2.  Earnings (loss) Per Share
- -----------------------------
Earnings (loss) per share ("EPS") is computed based on the weighted average number of common shares, common stock options (using the treasury stock method) and all ESOP shares outstanding. In accordance with Securities and Exchange Commission staff accounting bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the filing date of the initial public offering on April 29, 1996, have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

3. Accounting Change
- --------------------
Effective October 1, 1994, the Company adopted, as required, Statement of Position 93-6 of the Accounting Standards division of the American Institute of Certified Public Accountants in accounting for ESOP shares acquired after December 31, 1992. This change requires that compensation expense be measured using the fair market value rather than the cost of the shares when the shares are committed to be released to the employees. The Company elected to continue accounting for ESOP shares acquired prior to January 1, 1993, in accordance with Statement of Position 76-3. Since no shares accounted for under SOP 93-6 were committed to be released during fiscal 1995, there was no effect on net income for the year for this accounting change. The effect of the adoption was to reduce net income by $11.3 million ($0.61 per share) for the nine months ended June 30, 1996 and by $1.6 million ($0.08 per share) for the three months ended June 30, 1996.

4.  Stock-Based Compensation
- ----------------------------
The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1997. The adoption of SFAS 123 on a pro forma basis will not have a material impact in the financial condition or the operating results of the Company.

5.  Inventories
- ---------------
Inventories are composed of the following:
                                            September 30, 1995     June 30, 1996
                                            ------------------     -------------
                                                        (in thousands)
Raw Material..............................        $ 1,454              $ 2,598
Work in Process...........................          1,359                2,268
Finished Goods............................            429                1,944
                                                   ------               ------
         Total............................        $ 3,242              $ 6,810
                                                   ======               ======

6.  Property, Plant and Equipment
- ---------------------------------
Property, plant and equipment are composed of the following:

                                            September 30, 1995     June 30, 1996
                                            ------------------     -------------
                                                        (in thousands)
Land and Improvements....................         $   523              $   737
Buildings................................           1,959                5,714
Production and Test Equipment............           9,291               19,612
Computer Equipment.......................           2,140                2,671
Furniture and Fixtures...................             877                1,499
Construction in Progress.................           1,879                8,135
                                                   ------               ------
                                                   16,669               38,368
Less Accumulated Depreciation............           8,537                9,807
                                                   ------               ------
                                                    8,132               28,561
Unexpended Funds from Industrial Revenue
 Bond....................................           2,606
                                                   ------               ------
    Total................................         $10,738              $28,561
                                                   ======               ======

7.  Shareholders' Equity
- ------------------------
The consolidated changes in non-redeemable shareholders' equity for the nine months ended June 30, 1996 are as follows:

                                       (in thousands)
                 6% Cumulative
                   Preferred       Common
                     Stock          Stock                 Unearned     Retained
                 -------------  -------------- Capital      ESOP       Earnings
                 Shares Amount  Shares Amount  Surplus  Compensation  (Deficit)
                 ------ ------  ------ ------  -------  ------------  ---------
Balance at
October 1, 1995    150  $ 300    5,245  $  3   $ 1,885    $           $(22,793)

Net loss                                                                (4,258)

Reclassification
 of redeemable
 ESOP common stock
 in connection with
 initial public
 offering                        9,843    5     1,851     (3,023)       33,287

ESOP allocation                                11,269      1,656

Sale of common stock
 other than in the
 initial public
 offering                        1,809            375

Sale of common stock
 in the initial public
 offering                        3,000     2   35,252

Purchase of common
 stock                             (54)           (12)                    (145)

Compensatory stock
 option tax benefit                               730

Preferred stock
 dividends                                                                 (27)

Redemption of
 preferred stock  (150)  (300)      11            200
                   ---    ---   ------   ---   ------     -------        -----
Balance at June
 30, 1996           -     $-    19,854   $10  $51,550    $ (1,367)      $6,064
                   ===    ===   ======   ===   ======     ========       ======

At September 30, 1995 there were 150,000 shares of 6% preferred stock outstanding. The Company redeemed these shares in March 1996. The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Board of Directors has authority to issue the preferred stock in one or more series and to fix the number of shares constituting any such series, and the voting powers, designations, preferences, and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption prices, conversion and voting rights, and liquidation preferences, without further vote or action by the holders of common stock.

Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10Q. Except for the historical information contained herein, the discussion in this Form 10Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made should be read as being applicable to all related forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere herein.

Overview
- --------

The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology and used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. The Company's products were initially concentrated in the military and space systems market, with approximately 61% of net sales in fiscal 1991 attributable to this market segment. Since then, the Company has shifted its attention to commercial markets, which accounted for 87% of its net sales in the first nine months of fiscal 1996. The Company has also witnessed significant growth in its international markets over the last five years. While international sales represented approximately 20% of net sales in fiscal 1991, they represented approximately 58% of net sales in the first nine months of fiscal 1996.

The Company derives revenue from high-volume commercial production components, military/industrial production components and engineering services and products. Non-recurring engineering ("NRE") revenue is included in engineering services and products and relates to the design and development of a custom device and delivery of one or more prototype parts. In all cases, revenue is recognized when the parts or services have been completed and units, including prototypes, have been shipped.

Net sales increased 101% from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone basestations and, to a lesser extent, for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $5 to $300 for many high performance wireless applications. Gross profit has also grown over the past as a result of higher sales. The Company is committed to substantially increasing its ability to service the wireless communications market and is presently undergoing an expansion of its Orlando, Florida facility and has recently opened a leased production facility in San Jose, Costa Rica. The manufacturing building expansion in Orlando is complete and equipment is being installed with production in the new facility anticipated to begin in the quarter ended September 30, 1996. On June 28, 1996, the Company purchased a 31,690 square foot facility in San Jose, Costa Rica for approximately $1.3 million which will be used to increase the Company's production capabilities in Costa Rica.

For the nine months ended June 30, 1996, net sales to the Company's top ten customers accounted for approximately 73% of total net sales with the top three customers accounting for 51%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

During the quarter ended June 30, 1996, the Company recorded its first significant order for SAW filters for CDMA (Code Division Multiple Access) handsets to be used in Personal Communication System (PCS) applications. At the same time, the Company is experiencing some order push-outs in GSM (Global System for Mobile Communication) basestation filters due to inventory build-ups by certain of its European customers. The extent to which these factors may have a positive or negative impact on future operations is not determinable at this time.

In fiscal 1991, the Company established an Employee Stock Ownership Plan ("ESOP"). At that time, the Company borrowed $4.0 million from its commercial bank and loaned it to the ESOP to finance the purchase of 8,888,880 shares of the Company's common stock. The balance of the loan, which was approximately $1.4 million as of June 30, 1996, matures in 1998 and is payable in quarterly installments beginning in December 1996. These ESOP shares are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) SOP 76-3, which uses cost as the basis for valuing shares as they are released and allocated to participants' accounts. In fiscal 1994, the company borrowed an additional $1.7 million and loaned it to the ESOP to enable it to purchase 1.6 million shares of common stock. In fiscal 1996, the Company repaid the 1994 loan and allocated all of the related shares to participants' accounts for services rendered. These shares are accounted for in accordance with the AICPA's SOP 93-6, which uses market value as the basis of valuing shares. The impact of this one-time action was a charge to ESOP compensation expense of $12.9 million and a reduction of $12.3 million in net income (amounting to $.66 per share), reflected in the financial results for the nine months ended June 30, 1996. The Company recorded a charge for ESOP compensation expense of approximately $1.8 million (amounting to $.09 per share) in the third fiscal quarter ending June 30, 1996, for that portion of the expense related to employees' service rendered in the third quarter. Beginning with the December 1996 quarter and continuing for six more quarters, the Company will record an ESOP compensation expense of approximately $195,000 per quarter which represents the remaining payments on the original loan, which is accounted for on the cost basis for valuing shares.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Results of Operations
- ---------------------

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                      Three Months Ended      Nine Months Ended
                                      ------------------      -----------------
                                          June 30,                 June 30,
                                      ------------------      -----------------
                                      1995          1996      1995         1996
                                      ------------------      -----------------

Net Sales                            100.0%        100.0%    100.0%      100.0%
Cost of sales                         39.2          46.8      41.3        46.9
                                     -----         -----     -----       -----
Gross profit                          60.8          53.2      58.7        53.1

Operating expenses:
  Selling expenses                    10.7           7.9      11.6         6.9
  General & administrative expenses    7.2          10.1       8.1        10.5
  ESOP compensation expense            2.5          12.4       3.0        32.6
  Research & development expenses      7.3           3.1       6.3         3.5
                                     -----         -----     -----       -----
    Total operating expenses          27.7          33.5      29.0        53.5
                                     -----         -----     -----       -----
Operating income (loss)               33.1          19.7      29.7      (   .4)

Interest expense                       1.9            .7       1.7          .8
Other income                          (1.3)         (1.6)     (0.9)     (   .7)
                                     -----         -----     -----       -----
Income (loss) before income taxes     32.5          20.6      28.9      (   .5)
Income taxes                          12.7          11.4      11.3        10.2
                                     -----         -----     -----       -----
Net income (loss)                     19.8%          9.2%     17.6%     ( 10.7%)
                                     =====         =====     =====       =====


Comparison of Three and Nine Month Periods Ended June 30, 1995 and 1996
- -----------------------------------------------------------------------

Net Sales. Net sales increased 94% from $7.7 million in the quarter ended June 30, 1995 to $14.9 million in the quarter ended June 30, 1996 and increased 101% from $19.8 million in the nine months ended June 30, 1995 to $39.7 million in the nine months ended June 30, 1996. The increase for both the three and nine month periods was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for basestation applications for the telecommunication industry. Sales of high volume commercial production components were up over 112% and 223% for the three and nine month periods ended June 30, 1996 compared to the same periods in 1995. International sales increased from approximately 52% and 51% of net sales in the three and nine month periods ended June 30, 1995 to 65% and 58% of net sales for the three and nine month periods ended June 30, 1996, respectively. Sales for military and space systems of approximately 13% and 18% of net sales in the three and nine month periods ended June 30, 1995 compare to approximately 13% and 12% of net sales for the three and nine month periods ended June 30, 1996, respectively. The percentage change in military and space systems was due to the increase in overall net sales, however, the actual dollar volume of these sales actually increased in both the three and nine month periods ended June 30, 1996 compared to the same periods ended June 30, 1995.

Gross Margin. Gross margin declined from 60.8% and 58.7% in the three and nine month periods ended June 30, 1995 to 53.2% and 53.1% in the three and nine month periods ended June 30, 1996 primarily due to a shift in the product mix to high volume production components, which typically have lower unit prices and somewhat lower gross margins. Throughout the first nine months of fiscal 1996, the Company added additional equipment and increased indirect labor, supplies, depreciation and other fixed overhead expenses in anticipation of higher sales volume. This additional fixed overhead cost was not fully absorbed by the sales level in the first nine months of fiscal 1996, which further reduced gross margins.

Selling Expenses. Selling expenses increased in the third fiscal quarter and the first nine months of fiscal 1996 compared to the same periods in fiscal 1995, but decreased as a percentage of net sales from the corresponding periods. The decrease as a percentage of net sales was a result of the Company's expanding net sales with substantially the same level of sales and marketing personnel in fiscal 1996 as in fiscal 1995. As a result, most of the selling expenses remained relatively constant with commission expenses paid to outside sales representatives as the only component that increased significantly with the higher sales level. The Company anticipates that selling expenses will continue to increase as new employees are added to support its sales and marketing effort in fiscal 1996 and as commissions are incurred.

General and Administrative Expenses. General and administrative expenses increased from $551,000 for the quarter ended June 30, 1995 to $1.5 million for the quarter ended June 30, 1996. These expenses also increased from $1.6 million for the nine months ended June 30, 1995 to $4.2 million for the nine months ended June 30, 1996. These expenses increased due to start-up costs for the new Costa Rica operations and executive bonuses granted in 1996.

ESOP Compensation Expense. ESOP compensation expense increased from $588,000 in the first nine months of fiscal 1995 to $12.9 million in the first nine months of fiscal 1996. This increase of $12.3 million is a result of the Company committing to release and allocating all ESOP shares acquired in 1994 to employees' accounts for services rendered in the first seven months of fiscal 1996. For the quarter ended June 30, 1996, the Company recorded a charge of $1.8 million for ESOP compensation compared to $195,000 for the same period in 1995. These shares are accounted for in accordance with SOP 93-6 which uses market value as the basis of valuing shares as they are allocated. The shares were acquired at a cost of $1.03 per share compared to an average market value of $8.03 for the first seven months of fiscal 1996. The charge for ESOP shares allocated in fiscal 1995 is based on SOP 76-3 which uses the cost of the shares. All remaining ESOP shares are accounted for in accordance with SOP 76-3. The Company will incur ESOP compensation expense of approximately $780,000 in fiscal year 1997 and approximately $585,000 in fiscal year 1998.


Research and Development Expenses. Research and development expenses decreased $92,000 in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995 due to receipt of $172,000 for grant funding under the Federal Technology Reinvestment Program ("TRP") relating to work in the chemical sensor area. R&D increased 8.8% from $1.3 million in the nine months ended June 30, 1995, to $1.4 million in the first nine months of fiscal 1996, but decreased as a percentage of net sales from 6.3% to 3.5% for the same periods. These expenses increased due to additional personnel and expanded research and development efforts, but increased at a slower rate than the sales increase. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Interest Expense. Interest expense increased from $327,000 in the first nine months of fiscal 1995 to $339,000 in the first nine months of fiscal 1996, due to additional debt associated with the Industrial Revenue Bond financing acquired for the expansion of the Company's primary manufacturing plant and due to credit line borrowings to fund the Company's capital expansion program for its Florida and Costa Rica facilities. The credit line borrowings were repaid with a portion of the proceeds from the IPO in May 1996.

Other Income. Other income primarily represents interest income and non-operating expenses. Other income increased due to interest earned on the remaining proceeds of the Company's IPO.

Income Tax Expense.  The  provision  for income taxes as a percentage  of income
(loss) before income taxes was 39% for the first nine months of fiscal 1995 and for the quarter ended June 30, 1995. In the three and nine month periods ended June 30, 1996, the Company incurred a non-deductible charge for ESOP compensation expense of approximately $1.6 million and $11.2 million, respectively. Had it not been for this charge, the tax provision would have been approximately 37% for both periods. The Company expects that its effective tax rate will remain at approximately 36% to 38% beginning in fiscal 1997.

Risks and Uncertainties
- -----------------------

General Risks and Uncertainties. Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that are subject to risks and uncertainties, including fluctuations in quarterly results, backlog, capacity limitations, order rescheduling or cancellation, limited sources of supply, dependence on continuous demand for wireless communication services, dependence on a limited number of customers, technological change, competition, risks associated with international operations, variation in production yield, change in economic conditions of the various markets the Company serves, as well as the other risks detailed in the Company's Form S-1 filed with the Securities and Exchange Commission on April 29, 1996.

Liquidity and Capital Resources
- -------------------------------

The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, and its May 1, 1996 initial public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies and for its new operation in Costa Rica. For the nine months ended June 30, 1996, the Company generated net cash from operating activities of $8.5 million consisting primarily of net income adjusted for ESOP compensation expense of $12.9 million, $1.4 million of depreciation and amortization, $2.3 million of increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable and inventory of $3.9 million.

The Company has a revolving credit and term loan facility totaling $11.5 million from SunTrust Bank, Central Florida, N.A. available through 2002. During the quarter ended June 30, 1996, the Company repaid $7.0 million on the credit line with a portion of the proceeds from its May 1, 1996 initial public offering. There are no balances outstanding on this credit line at June 30, 1996.

The Company made capital expenditures of $6.4 million during the fiscal quarter ended June 30, 1996 and $21.7 million for the nine months ended June 30, 1996. The Company is in the process of expanding its Orlando, Florida facilities for additional manufacturing, engineering and sales and administrative space, is committed to numerous capital expenditures for production and test equipment and furniture and fixtures, and is committed to various capital expenditures for its San Jose, Costa Rica operation. The Company intends to spend approximately $27 million in fiscal 1996 on capital equipment, buildings and leasehold improvements.

The Company believes that its present cash position, together with its credit facility and funds expected to be generated from operations, will be sufficient to meet its projected working capital and other cash requirements through the next 12 months. Thereafter, the Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

PART II - OTHER INFORMATION
- ---------------------------
Item 1. Legal Proceedings. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

Item 2. Changes in Securities: None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. By way of written consents, shareholders took action as of April 5, 1996 as follows:

                                                    Votes For    Votes Against
                                                    ---------    -------------
1.  Approval  of  amendment  to the  Articles
    of Incorporation  to increase the number
    of authorized  common shares to 40,000,000
    and to create a new class of preferred
    stock of 1,000,000  shares and to redeem
    the current shares of preferred stock            9,933,093       23,329

2.  Adopt and approve a stock split of 20 for 1
    and change the par value of common shares
    from $.01 to $.0005 per share                    9,917,062       39,361

3.  Adopt and approve the Sawtek Inc. Second
    Incentive Stock Plan                             9,847,217      109,205

4.  Adopt and approve the Sawtek Inc.
    Employee Stock Purchase Plan                     9,956,422         -0-

5.  Consent to the approval of the Board of
    Directors nominee, Mr. Bruce S. White,
    as director of the Company                       9,922,683       33,739

6.  Other information - none.

Item 5.  Exhibits and Reports on Form 8-K
- -----------------------------------------
     (a) Exhibit 11.1 - Statement regarding  computations of earnings per share.

     (b) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1996.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 23, 1996
                                        SAWTEK INC.
                                        (Registrant)



                                        /s/ Steven P. Miller
                                        --------------------
                                        Steven P. Miller
                                        Chairman, President &
                                        Chief Executive Officer


                                       /s/  Raymond A. Link
                                       --------------------
                                       Raymond  A. Link
                                       Vice  President Finance,
                                       Chief Financial Officer
                                       (Principal Financial Officer)

SAWTEK INC. EXHIBIT 11.1
STATEMENTS REGARDING  COMPUTATIONS OF EARNINGS PER SHARE - as reported on
Form 10Q
                                        Three months ended   Nine months ended
                                        ------------------   -----------------
                                               June 30             June 30
                                         1995       1996      1995      1996
                                         ----       ----      ----      ----
                                        (in thousands, except per share data)
PRIMARY EARNINGS PER SHARE
Weighted average number of shares of
Common Stock outstanding ............   13,531     18,756     13,822     16,311

Net effect of dilutive stock options
based on the Treasury stock method
using the average fair market value
in effect for the period ............    2,199      1,480      2,309      2,254

  Total shares outstanding for
    Primary EPS .....................   15,730     20,236     16,131     18,565

FULLY DILUTED EARNINGS PER SHARE
Weighted average number of shares of
Common Stock outstanding ............   13,531     18,756     13,822     16,311

Net effect of dilutive  stock options
based on the Treasury  stock method
using the fair market value at the
end of the period ...................    2,503      1,530      2,551      2,255

  Total shares outstanding for fully
    Diluted EPS ......................  16,034     20,286     16,373     18,566

Net income (loss) applicable to common
shareholders ......................... $ 1,525   $  1,371   $  3,486   ($ 4,258)

Earnings (loss) per share:
    Primary                            $  0.10   $   0.07   $   0.22   ($  0.23)
    Fully Diluted                      $  0.10   $   0.07   $   0.21   ($  0.23)