Form 10-K
period 1996-09-30
SAWTEK INC \FL\
filed 1996-11-08
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 For the fiscal year ended September 30, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                   Commission File Number ____________________
                    ------------------------------------------
                                   SAWTEK INC.
             (Exact name of registrant as specified in its charter)
                        -----------------------------------
             Florida                                      59-1864440
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)                          327073
1818 S. Highway 441, Apopka, Florida                     (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (407) 886-8860

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0005 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).
                                    Yes   [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 1996 was:
Common Stock, $.0005 par value:  $194,470,565

There were 19,854,102 shares of the registrant's Common Stock outstanding as of October 31, 1996.
                    --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended September 30, 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 1996, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I
                                                                          Page

Item 1.  Business........................................................ 3-18
Item 2.  Properties...................................................... 18
Item 3.  Legal Proceedings............................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders............. 19

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters. .......................................... 19
Item 6.  Selected Financial Data......................................... 19-21
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 21-27
Item 8.  Financial Statements and Supplementary Data..................... 27
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................ 27


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............. 28-29
Item 11. Executive Compensation.......................................... 29
Item 12. Security Ownership of Certain Beneficial Owners and
          Management..................................................... 30
Item 13. Certain Relationships and Related Transactions.................. 30


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................... 30
         Exhibit Index................................................... 30-33
         Signatures...................................................... 34

PART I.

Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

General
- -------
         Sawtek Inc. (the "Company") designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. The Company's primary product focus is custom designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a wide array of microwave and radio frequency ("RF") systems, such as Global System for Mobile communications ("GSM") and Code Division Multiple Access ("CDMA") based digital telephone systems, digital microwave radios, wireless local area networks
("WLAN"), cable television equipment and a variety of defense and satellite systems. The Company's products offer key advantages over products based on alternative technologies and address rapidly growing needs in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's proprietary computer aided design ("CAD") and analysis software tools support rapid and highly accurate SAW device design and simulation, enabling Sawtek and its customers to achieve timely new product development. The Company's commercial customer base, which accounts for 85% of net sales, includes leading telecommunications equipment producers, such as Alcatel, Ericsson, LGIC (Lucky GoldStar), Lucent Technologies, Motorola, Nokia, Omnipoint and Qualcomm.

Industry Background
- -------------------
         Electronic systems that transmit or receive voice, data or video must contain various signal processing components such as bandpass filters, resonators, delay lines and oscillators. These components are used to modify and condition the desired signals while rejecting unwanted signals that cause distortion and interference. The frequency at which these systems actually transmit and receive information is referred to as the microwave or radio frequency. However, before the information can be used, the signal must generally be converted to a lower intermediate frequency ("IF") and finally to the lowest system frequency, commonly referred to as baseband. While the microwave and RF frequencies at which voice, data and video systems operate are generally dictated by regulatory bodies, such as the FCC, system designers have considerable flexibility in selecting one or more IF frequencies which suit the requirements of a specific application and design approach. Consequently, IF components, particularly filters, must generally be developed specifically for each customer and application, even though they frequently must be produced in large quantities. The performance demands placed on these components by increasingly complex systems have changed dramatically over the past few years, particularly in wireless applications.

         The wireless communications industry is experiencing significant worldwide growth. Cost reductions and technological improvements in such wireless communications products as cellular, personal communications services/networks ("PCS/PCN"), global satellite telephones and wireless data systems are contributing to this growth. Wireless communications systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. New digital telecommunications standards and technology are rapidly emerging which will provide the performance improvements necessary to address overcrowding of existing cellular systems and to provide increased functionality. These include GSM, adopted as the digital standard throughout Europe and many other countries, and CDMA, an approach being commercialized by Qualcomm that is gaining acceptance in the United States and worldwide for implementing cellular, PCS/PCN and wireless local-loop ("WLL") networks. As business and consumer demands for wireless communications subscriber services grow, service providers must offer emerging digital handheld subscriber products and expand the associated infrastructure. These factors, coupled with regulatory changes in the United States and abroad, as well as advances in wireless communications technology, are leading to substantial worldwide growth in existing wireless communications systems and the emergence of new wireless markets and applications.

         Telecommunications systems including cellular and PCS/PCN are rapidly evolving from traditional analog to more efficient digital modulation techniques to improve system performance and capacity. These emerging digital approaches call for a wider range of bandwidths, higher frequencies and more precise bandwidth control. Furthermore, for highly bandwidth-efficient digital transmission systems to operate properly, all frequency components of the signal must pass through the system with essentially the same time delay or severe distortion may result.

         The development of RF integrated circuits, coupled with surface mount packaging ("SMP") technology, has facilitated a significant reduction in the size of portable wireless products. These developments have, in turn, driven the demand for rugged, miniature, surface mount IF signal processing components, particularly for use in handheld applications such as cellular telephones.

         Traditional signal processing technologies include lumped element ("LC"), ceramic and bulk acoustic wave ("BAW") crystal filters, resonators and oscillators. While these basic approaches have been improved to address changing demands, the improvements have been largely incremental and evolutionary, rather than revolutionary. It is generally difficult to build traditional LC filters with the high selectivity required by many new systems. In addition, most LC filters tend to drift in frequency and degrade in performance with changes in operating temperature. Conventional BAW crystal filters are difficult to build in the higher IF frequency ranges required for many emerging communications applications because the crystal elements of these filters must be made increasingly thinner, resulting in a device that is both delicate and difficult to manufacture. Many conventional types of filters, including both BAW crystal and LC, which are suitable for filtering analog signals, may produce significant distortion when used to filter digital signals.

         Another inherent limitation of these traditional filter technologies is the inability to adequately reduce their physical size to suit many emerging applications. The SAW solution to signal processing represents a fundamentally different approach, relying on the propagation and interaction of acoustic waves on the surface of a piezoelectric crystal. SAW technology offers a number of key advantages over current competing technologies, including highly precise frequency control and selectivity, reduced size and weight, high reliability and environmental stability and the ability to pass RF signals without significant distortion. Perhaps the most significant benefit inherent in SAW technology is the relative ease in producing large quantities of high precision components
                                         4
that are comparatively small in size. SAW devices can also be manufactured at the higher IF frequency ranges required for emerging systems. The range of signal bandwidths that can be accommodated with SAW technology is quite large, permitting SAW components to address almost all viable applications.

         As the use of wireless communications systems increases and new wireless applications develop, the need for large quantities of IF signal processing components that meet demanding performance, size and reliability requirements grows. SAW technology is an enabling solution, possessing all of these attributes, with applications in nearly all wireless communications systems.

Markets and Applications
- ------------------------
         SAW devices may be utilized in most applications which transmit or receive microwave or RF signals. Sawtek markets and sells bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems to both domestic and international original equipment manufacturers ("OEMs") that integrate these products into receivers, transmitters and other equipment for commercial, industrial, military and space applications. Sawtek provides products to the following markets: telecommunications, data communications, video transmission, military and space systems and other markets.

Telecommunications: The Company's telecommunications product offerings consist primarily of IF bandpass filters for basestation equipment used in cellular, PCS/PCN, cordless and WLL applications. Additional applications include basestation repeaters and global satellite systems. The Company offers over 50 custom SAW components to serve these market applications. The Company is leveraging its expertise in basestation applications to expand into subscriber applications, such as GSM, CDMA, DECT and WLL networks.

         - Cellular: In cellular applications, calls are placed through handheld subscriber telephones by establishing a connection with a basestation via RF channels allocated for this service in the 900 MHz frequency range. The Company supplies IF bandpass filters for use in digital CDMA and GSM cellular basestations, and for certain handheld subscriber applications.

         - PCS/PCN: PCS/PCN are systems which operate in a frequency band of 1,800 to 2,000 MHz and provide a broad range of emerging telecommunications services. The Company maintains a leadership position by supplying IF bandpass filters to GSM and CDMA-based PCS/PCN basestation equipment, and recently began shipments to subscriber OEMs.

         - Cordless: DECT is the emerging European standard for voice and data communications employing a third generation cordless telephone technology. The Company supplies bandpass filters to DECT basestation and subscriber equipment manufacturers.

         - Satellite: A number of low earth orbiting ("LEO") satellite telecommunications systems have been proposed by major communications companies and consortia. The Company is a supplier of satellite and ground-based SAW components to several of the developing systems. Sawtek is a leading producer of high reliability, space qualified SAW components and is well positioned for these applications.
                                         5

Data Communications: The data communications market encompasses a number of applications involving the transmission and reception of data through wired, wireless or satellite networks. As the usage of these networks increases, OEMs are pursuing broader bandwidths and faster data rates to accommodate larger quantities of data, transmitted in a shorter time span. Also, data communications equipment manufacturers seek to improve data integrity by minimizing a performance parameter known as "bit error rate." OEMs typically specify custom SAW filters based on the system's bandwidth, data rate and bit error rate requirements. As a result, the Company designs unique products for each OEM. International standards are being adopted to meet these requirements, and the Company intends to support both standard and custom requirements.

         - Digital Radio: Digital radios were initially developed for the military as a means to transmit secure data. This technology has expanded to both commercial and industrial data and voice applications, including cellular basestation radio links. SAW filters are typically utilized in the IF sections as part of these conversion processes. Sawtek offers over 100 designs to support these applications, including filters from the Company's three standard product families.

         - Wireless Local Area Networks: WLANs enable desktop and laptop computer users to transmit and receive data via wireless microwave and RF links. The SAW IF filter is typically integrated into a credit-card-sized circuit board modem that slides into a PCMCIA slot. Sawtek has generated multiple custom designs and intends to continue its support of this expanding application.

         - Handheld Data Terminals: The Company supplies custom SAW products to customers that build handheld equipment for a variety of data transmission applications, including point-of-sale, inventory and tracking. Sawtek offers numerous designs for these applications.

         - Global Positioning System: Global positioning systems ("GPS") are used in military, industrial and consumer applications to determine specific geographic locations. Although GPS began as a military system to accurately locate troops, aircraft, ships and other vehicles in four dimensions (latitude, longitude, altitude and time), GPS applications have expanded to include location and direction finding systems for recreational use as well as various industrial applications, including a new generation of electronic survey equipment. Sawtek currently sells to various OEMs that integrate SAW components into portable and handheld GPS receivers.

Video Transmission: OEM products utilizing relatively low frequency SAW filter designs for cable television ("CATV") head-end equipment are purchased worldwide by cable operating companies. Sawtek actively manufactures over 30 custom SAW devices to serve the various worldwide standards required by the video transmission market. Emerging markets within the video transmission market include high definition television ("HDTV") and interactive television. The Company has designed custom products for both of these emerging markets and is involved in limited production for interactive television applications.

Military and Space: Sawtek has been a provider to military and space systems markets since the Company's inception in 1979. Sawtek's component designs can be found in major applications that include electronic warfare, defense communications, military and commercial space systems, radar and surveillance.

         -  Electronic  Warfare:  The  Company  supplies  products  for  various
electronic  warfare   applications  which  include,   among  others,  radar  and
communication jamming and identification friend or foe ("IFF") systems.

         - Defense Communications: Defense communications equipment is used to transmit and receive secure voice or data information. This equipment is implemented in a variety of applications, including handheld battlefield radios, command center communications and air, ship and vehicle communications. The Company supplies numerous SAW designs to customers that support the defense communications marketplace.

         - Space: The Company has qualified over 100 high reliability SAW components for satellite hardware applications. Within the military satellite equipment market, most SAW devices are installed in classified hardware where the application is unknown to the Company. Weather satellites, GPS satellites, including those with nuclear blast detection capability, and various military communications satellites utilize Sawtek's devices. The Company is also delivering SAW components for various telecommunications satellite systems that will further expand worldwide commercial wireless communications capabilities.

         - Radar and Surveillance: Applications for SAW devices in radar equipment include weather, air traffic control, ground tracking or mapping and airborne threat detection and targeting systems. The Company also supplies SAW components for use in military surveillance equipment. These applications include enemy ground troop movement detection, communications detection and submarine detection and tracking.

Other Markets: The Company designs and produces SAW components for additional markets, including commercial avionics, test equipment and identification and security systems. Commercial avionics applications include "on board" collision avoidance transponders that transmit important location and identification information to airport control towers and radar for line-of-flight weather information. Sawtek's products are utilized in various test equipment applications for circuit design and system performance analysis, such as signal generators, spectrum analyzers and cellular telephone system test equipment. In the identification and security industry, the Company's products enable OEMs to provide totally passive SAW RF identification labels (or tags) for a variety of applications, such as toll road vehicle identification and personnel monitoring. The Company also markets three families of standard SAW filters and offers these products for sale through a distribution network in North America and Europe.

Customers
- ---------
         Sawtek has a highly diversified customer base with only two customers, Ericsson and Lucent Technologies that each accounted for more than 10% of the total net sales in fiscal 1996. The Company's top ten customers accounted for approximately 68% of FY96 net sales and 60% of FY95 net sales. The loss of these customers could have a material adverse effect on the Company's business, operating results and financial condition. There is no assurance that the Company will obtain future business from these customers.

Products
- --------
         The Company has produced more than 1,500 unique SAW products at frequencies ranging from 10 MHz to nearly 3 GHz. Products are organized into six product categories: bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and SAW chemical sensor elements. While some product standardization exists, the vast majority of the Company's products are custom developed for an individual application or customer, for which a non-recurring engineering ("NRE") fee is generally charged.

Bandpass Filters: Sawtek currently offers three types of SAW bandpass filters: bi-directional transversal, low loss transversal and coupled resonator filters. Numerous products of each type are available depending on the application and specification. Prices for the Company's filter products vary widely depending upon the product specifications, production volume and market application. Surface mount filters for subscriber applications sell for unit prices under $10 while high precision filters for military applications may sell for hundreds of dollars each.
                                         7

         - Bi-directional Transversal Filters: This class of filters represents the most widely used application of SAW technology, and the Company offers over 800 products of this type. Because these filters operate over a fairly wide and useful frequency range (10 MHz to 2.5 GHz) and a relatively large range of possible fractional bandwidths (0.1% to 67% of the center frequency), they are the filter component of choice in many modern communications systems. The largest emerging market for this product is in support of cellular and PCS/PCN infrastructure and handheld subscriber applications. The Company currently produces significant quantities of these filters for use in both the transmit and receive sections of CDMA-based infrastructure systems. Numerous bi-direction filter products, supplied in low profile surface mount packages, have also been developed and produced for high volume subscriber applications such as CDMA-based cellular and PCS/PCN, WLL, WLAN and handheld data terminals.

         -  Low  Loss  Transversal  Filters:   Sawtek  produces  over  180  high
performance, low loss transversal filters for those applications where system noise figure, dynamic range or power consumption cannot accommodate the higher loss that is typically associated with bi-directional transversal filters. Low loss transversal filters are used in both infrastructure and subscriber applications in systems such as GSM digital cellular systems, DECT, wireless handheld data terminals and WLANs.

         Sawtek has developed a new line of standard, low loss filter products at 70 MHz in low profile, surface mount packages. These filters are suitable for commercial microwave point-to-point radios, very small aperture satellite terminals ("VSAT") and other commercial applications where wideband, low loss SAW filters would simplify system architecture and reduce size and power consumption.

         - Coupled Resonator Filters: This broad class of SAW filters includes in-line coupled, waveguide coupled and combined mode resonator filters and the Company offers over 70 products of this type. Like transversal SAW filters, coupled resonator filters can be built over a wide range of frequencies (50 MHz to 1.5 GHz) but are limited to narrow fractional bandwidths (0.02% to 0.3% of the center frequency). They are ideally suited to such narrowband applications as pre-selector filters, oscillator spurious suppression filters, timing recovery filters and cellular telephone filters. The Company currently supplies filters of this type for use in GSM, PCS/PCN and numerous other commercial and military telecommunications systems.

Resonators: The Company currently offers two types of resonators, SAW and surface transverse wave ("STW"). More than 100 resonator products, operating from 100 MHz to 1.5 GHz, are available and are generally used as stable, high Q frequency control elements that determine the operating frequencies of oscillators. SAW resonators can operate fundamentally at much higher frequencies than BAW resonators, a feature that significantly reduces system complexity and enhances system performance. The Company generally chooses to offer these products for use in high performance commercial, military and space applications, where the demand for more stringent electrical requirements is not served by high volume SAW resonator manufacturers. In addition to offering these products as individual components, Sawtek's resonators are also used by the Company in the manufacture of its high performance oscillator products.

Delay Lines: Sawtek currently offers more than 190 SAW delay line products, consisting of non-dispersive, dispersive and multi-tap delay line configura-tions. Sawtek's delay line products are primarily used in military communica-tions and electronic warfare applications, such as pulse expansion and compression radar. However, they also find uses in commercial applications, such as commercial avionics collision avoidance transponders, RF identification tag systems and wireless handheld data terminal products. All SAW delay lines make use of the fact that a surface acoustic wave travels 100,000 times more slowly than an electromagnetic wave. This permits SAW delay lines to be much smaller for a given signal delay than those realized with most other competing technologies. The useful ranges of center frequencies and fractional band-widths, as well as typical unit prices for this product type are similar to the Company's bi-directional filter products.

Oscillators: Sawtek currently offers over 100 fixed frequency and voltage controlled oscillators based on both SAW and STW resonator technologies. Oscillators are used to generate a pure RF tone or signal. This signal often determines, directly or through frequency multiplication, the final operating frequency of the system in which it is used. Oscillators, in conjunction with additional circuitry, are also used in converting or mixing RF signals from one frequency to another. SAW oscillators utilize the inherent benefits of SAW resonators, with additional hybrid or discrete circuitry, to yield products that operate over a range of 100 MHz to 1.5 GHz. The Company's oscillators are used in high performance commercial and military applications such as instrumentation, avionics and electronic warfare. The Company's oscillator products are typically priced between $200 and $1,000 with certain specialized models for military and space applications selling for substantially more.

SAW-based Subsystems: The Company's most complex and highly integrated products are SAW-based subsystems. In general, these subsystems consist of key SAW components, surrounded by additional circuitry, that provide a higher level of system functionality than that provided by the SAW devices alone. These products are highly specialized and are custom developed for specific applications. Sawtek's subsystem products are largely used in military and space applications and include channelized filter banks, switched filter and delay line modules and pulse expansion and compression subsystems.

SAW Chemical Sensor Elements: SAW chemical vapor sensors have been under development at research institutions for many years, and have been successfully demonstrated by government, university and industrial laboratories in the United States and overseas. Sawtek has been a leading supplier of SAW resonators and delay lines used in these sensor development programs for over 11 years, with more than 20 products available.

New Product Development
- -----------------------
         In 1993, Sawtek strategically identified SAW chemical sensors and subsystems as a promising technology for new product development. Substantial market opportunities exist in applications that include in-situ groundwater analysis, process control, incipient fire detection, electronic noses, soil gas analysis, dry cleaning monitors, fugitive emission monitors, OSHA workplace health and safety monitoring and respirator alarm systems. The Company believes there is currently no widely available technology which meets all of the cost, performance and applications requirements for most of these areas. Thus, there is a real need for a cost-effective technology that can be customized for the optimum cost-performance tradeoffs for a specific application. SAW chemical sensor systems have the potential for costing a fraction of currently available portable or transportable analytical vapor testing equipment, while providing a suitable level of chemical selectivity and sensitivity, in an instrument that is handheld. These sensor systems can also be fitted with sampling attachments for sensing volatile organic compounds ("VOCs") in soil and water.

         A majority of Sawtek's sensor development work is being conducted as part of a Technology Reinvestment Program ("TRP") project which received a cost-shared financial award (DE-FC07-95ID13343) in the 1994 TRP competition. Sawtek is the lead company in this project, and is working cooperatively with Sandia National Laboratories, Battelle Pacific Northwest Laboratories and consortium members, General Atomics and Perkin-Elmer. To date, Sawtek scientists have made fundamental improvements over prior art in three major technical areas necessary for product development, namely temperature compensation, polymer development and metrology.

         Sawtek's initial goal in developing SAW sensing technology is to manufacture and market to instrument manufacturers a module that contains the core elements necessary for proper VOC sensing: the SAW sensor array, measurement electronics, temperature control, pre-concentration (if required), communication capability and sufficient memory and processing power to adequately provide the required calibration and pattern recognition functions. This sensor module could be incorporated into any number of end-user systems, based on the individual instrument manufacturer's market needs and preferences. This product development strategy allows Sawtek to receive the maximum benefit from its core competencies by allowing a wide range of instrument manufacturers to utilize a common Sawtek sensing module, and by utilizing the existing sales, marketing and distribution infrastructure in place at these firms, alleviating the need for an extensive Sawtek sensor sales force. There can be no assurance that Sawtek will be successful in developing sensing products for commercial or defense applications.

Technology
- ----------
         Saw Technology. A simple SAW filter is comprised of two transducers which consist of interdigital arrays of thin metal electrodes photolithographically defined on a highly polished piezoelectric wafer. A piezoelectric material is one in which there exists a reciprocal, linear relationship between the electric field in the material and the strain in the material. When a signal of the proper frequency is applied across the interdigital transducers ("IDTs"), the alternating electrode voltages cause the surface of the device to expand and contract due to the varying electric fields induced in the piezoelectric material. This causes the generation of a mechanical (or acoustic) wave propagating at the surface of the device. Reciprocally, the acoustic wave generates an electrostatic wave with potentials at the surface of the device which can be detected by an IDT. The operating frequency of the device is determined by the electrode spacing and the material's surface acoustic wave velocity. This relationship places physical limitations on the frequency of operation of practical SAW devices, due to limitations in photolithographic resolution. The configuration of the IDTs and properties of the material determine the signal processing function and response characteristics of the device. The appeal of SAW devices as preferred signal processing components for numerous applications is based on the inherent advantages of the technology. SAW devices can provide complex signal processing functions in a single compact device. One example of this is the outstanding bandpass filter characteristics which can routinely be achieved using SAW technology. Comparable performance utilizing LC filter technology would require numerous components and could occupy many square inches of PC board space. Because surface acoustic waves propagate with slower velocities than electromagnetic waves (on the order of 10-5 times the speed of light), the realization of relatively long electrical delays on devices of limited dimensions is possible. Additional performance advantages of SAW technology, which vary based on the application, include small size, linear phase, high selectivity, excellent rejection and temperature stability. The ruggedness and reliability of SAW devices are characteristic of the physical device structure. Because device operating frequencies are determined by photolithographic processes, SAW devices do not require complicated tuning procedures, nor do they become detuned in the field. The semiconductor microfabrication techniques used in manufacturing SAW components allow for the volume production of economical and reproducible devices. The outstanding reproducibility of these devices makes them ideal for military electronic warfare applications such as channelized filter banks for spectral analysis. Small size and ruggedness make SAW devices useful for cellular communications and related applications. Finally, the relative radiation hardness of SAW devices makes them ideal for space-based applications.

         Computer Aided Design and Analysis Software. Sawtek's versatile and user-friendly proprietary software fully supports the design and simulation of a broad range of SAW device structures, allowing Sawtek's design engineers to select the optimum SAW device type for a particular application with respect to performance, size and cost. Sawtek's next generation design and analysis software will provide the Company's research and development and engineering teams with the latest technological tools.

Manufacturing
- -------------
         The manufacturing techniques utilized by the Company to produce its products are very similar to those used by the integrated circuit industry. In general, SAW devices are more straightforward to manufacture than most integrated circuits but involve certain highly complex and precise processes that are unique. While the Company controls a substantial portion of the manufacturing process, some activities are outsourced. The primary raw materials used to manufacture Sawtek's products include piezoelectric wafers and metal or ceramic packages used to house and protect the SAW die. Manufacturing scheduling and control is achieved through the use of a computer based manufacturing resource planning ("MRP II") system. The Company segregates the manufacturing process into two functional areas: wafer fabrication and assembly.

         Wafer Fabrication. The wafer fabrication process involves the deposition of a very thin and uniform coating of aluminum onto three or four inch diameter piezoelectric wafers. These metallized wafers are then coated with a thin layer of a light sensitive material known as photoresist. The wafer is then exposed to light through a master glass plate, or photomask, which contains multiple images of the SAW devices to be produced. Through a photolithographic develop and etch process, the image from the photomask is replicated on the wafer. Each device on the wafer is referred to as a SAW die and each wafer may contain from two to 600 or more die, depending upon the design and performance of the final product. The wafer is then cut into individual SAW die with high precision, diamond wheel dicing saws.

         Assembly. In assembly, which also takes place in a clean room environment, the individual SAW die are placed in metal or ceramic packages. The SAW die and other associated components, if any, are attached to the package using various specialized adhesives; and, electrical connections are made between the SAW die and the pins, pads or leads of the package, which is accomplished with either manual or automatic wirebonding equipment.

         The packages are hermetically sealed using specialized welding equipment in a dry nitrogen atmosphere to ensure the long term reliability of the device. After sealing, the units are tested for hermeticity and labeled using a laser marking system. Finally, the units are tested using automated network analyzers to ensure that the devices conform to the desired electrical specifications.

         The Company has constructed an SMP production facility and procured robotic assembly equipment that has largely automated the assembly of SMP products. The Company has automated the functions of SAW die attach, wire bond, package seal, hermetic leak test, electrical test and package marking.

         Customers typically ask for delivery times of less than ten weeks on new orders, and the Company is currently quoting 8-12 weeks for delivery of most wireless communications products, down from 39 weeks prior to the completion of the capacity expansion in 1996.

         Manufacturing Control. In 1992, the Company instituted a "Manufacturing Excellence" program which focuses on 12 key areas of performance throughout the Company. These areas are measured and monitored on a daily, weekly and monthly basis for continuous improvement. The Company began a statistical process control ("SPC") program in 1994 in which critical process parameters throughout manufacturing were identified and placed under continuous process control and improvement. In addition, the Company intends to pursue ISO 9001 registration in fiscal 1997.

Sales and Marketing
- -------------------
         Due to OEM requirements for predominantly custom devices, the Company uses a team-based sales approach to develop relationships at multiple levels of the customer's organization, including management, engineering and purchasing. The Company utilizes 13 domestic and nine international independent sales representatives to identify opportunities which are managed by the Company's internal sales force. Direct sales are handled by the Company's sales and marketing personnel and management. The Company also utilizes two distributors to generate sales for the Company's standard product families.

         Once an opportunity is identified, members of the Company's engineering design team and sales team coordinate close technical collaboration with the customer during the design and qualification phase of their program. The Company's executive officers are also involved in all aspects of the Company's relationships with customers and work closely with their senior management.

Foreign and Domestic Operations and Export Sales
- ------------------------------------------------
         The Company established a subsidiary in Costa Rica in 1996 and began operations in the second fiscal quarter and commenced shipments in the third quarter of 1996. As of September 30, 1996, the Company had invested approximately $6.3 million in this operation and has recorded net sales of approximately $4.8 million and earned an operating profit of approximately $1.1 million for 1996. The functional currency for the Costa Rican subsidiary is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

         In 1996, the Company also established a "foreign sales corporation" pursuant to the applicable provisions in the Internal Revenue Code to take advantage of income tax reductions on export sales. Through September 30, 1996, the cost to operate this subsidiary was less than $10,000, and it has less than $10,000 in identifiable assets.

         International sales are denominated in U.S. dollars and represented 54%, 49% and 40% of net sales for the years ended September 30, 1996, 1995 and 1994, respectively. Sales to European markets represent 38%, 36% and 22% of net sales for these same periods, respectively. The remaining international sales relate primarily to Asian and Canadian markets.

Competition
- -----------
         The markets for Sawtek's products are intensely competitive and are characterized by price competition, rapid technological change, product obsolescence and heightened domestic and international competition. Historically, the NRE investment required to tool a SAW design and technical incompatibility issues between various SAW suppliers led many of the Company's customers to single source their requirements. However, some customers are pursuing dual sourcing. In each of the markets for Sawtek's products, the Company competes with large international firms that have substantially greater financial, technical, sales, marketing, distribution and other resources than the Company. In addition, the Company may face competition from companies that currently produce SAW devices for their internal requirements, as well as from a number of the Company's customers that have the potential to develop an internal supply capability for SAW devices. The following North American companies compete with the Company to a greater or lesser degree depending on the strengths and product focuses of each company: Andersen Laboratories, Phonon and RF Monolithics. Competition from European companies principally includes Siemens Matsushita Components and Thomson. The Company anticipates that it will experience increasing competition from Pacific Rim SAW companies as it expands into handheld and other high volume subscriber applications. The Company expects competition to increase from both established and emerging competitors as well as from internal capabilities developed by certain customers.
Additional competition could have a material adverse effect on the Company's business, results of operations and financial condition through price reduc-tions, loss of market share and delays in the timing of customers' orders.

         The Company's ability to compete effectively in its target markets depends on a variety of factors both within and outside of the Company's control, including timing and success of new product introductions by the Company and its competitors, availability of manufacturing capacity, the rate at which customers incorporate the Company's components into their products, the Company's ability to respond to price competition by reducing cost of sales, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

         Several alternative technologies which are potentially capable of providing signal processing functions currently realized by SAW devices exist and may compete with the Company's products. Traditional piezoelectric BAW crystal devices, LC devices, dielectric resonators and filters and digital circuits each have the capability to provide specific functions. For many applications, however, these alternative technologies have substantial disadvantages when compared to SAW implementation. Traditional piezoelectric BAW crystal devices have resonant frequencies determined primarily by the crystal thickness, with thinner crystals producing higher operating frequencies. Precise polishing and thickness control is required for accurate adjustment of the resonant frequency, and the crystals become quite thin and fragile when designed for high frequency operation (above 200 MHz). Additionally, BAW crystal resonators are inherently narrowband and are unsuitable for many of the current digital modulation equipment approaches.

         LC resonators and filters, consisting of combinations of capacitors and inductors, are often substantially larger than a SAW device providing equivalent performance. In some instances, it may not be practical to obtain acceptable frequency selectivity using LC devices. Also, careful design procedures and shielding may be required with LC assemblies to avoid degraded performance due to parasitics at operating frequencies. Such assemblies often require considerable labor to assemble and manually tune, and may be subject to de-tuning in the field.

         Dielectric resonators and filters are precisely sized and shaped components that take advantage of the high dielectric constants of certain ceramic materials to achieve the desired performance. Dielectric filters are used for RF filtering applications, but are not generally suitable for precision IF filtering of digitally modulated waveforms. Dielectric resonators and filters are not as temperature stable as quartz BAW crystals or quartz SAW devices, and can be larger and more costly for the high volume applications in which SAW devices are used.

         Digital filter technology is currently used for very narrowband applications without stringent power restrictions. SAW filters are generally preferred for extremely low power applications such as pagers, due to their passive operation. For wider bandwidth applications, digital filtering requires substantial computation and signal conversion circuitry, and high speed operation, leading to high power consumption, circuit complexity and large size. A digital filter equivalent to a typical SAW IF filter for wireless communications applications would require roughly four watts of power and several boards of circuits to implement using currently available digital technology. While high-speed digital filtering technology continues to evolve rapidly, the Company believes it is unlikely that this technology will impact wireless communication infrastructure and handheld subscriber applications in the next ten years.

Research and Development
- ------------------------
         Sawtek's research and development efforts are primarily aimed at deriving new, proprietary, and innovative SAW device structures and SAW-based technologies that uniquely address market needs in those areas selected as strategic by the Company. The goal of the Company's research and development group is to develop the technological tools necessary to meet emerging market requirements.

         Sawtek's research and development department has doubled in size during the past three years. Sawtek currently employs 19 scientists, technicians and consultants in its research and development efforts. In addition to its staff and consultants, Sawtek is actively involved in cooperative research with outside organizations, including individual researchers or groups, universities, institutes and national laboratories. This approach allows Sawtek's research and development group to benefit from the ideas and talents of a group of scientists more than twice as large as Sawtek's internal staff, and to maintain a highly creative, stimulating intellectual environment for its scientists.

         Sawtek's internal research and development expenditures during fiscal 1996, 1995 and 1994 were approximately $2.0 million, $1.7 million and $1.1 million, respectively, and are expected to increase in fiscal 1997. A portion of the Company's development activities are conducted in connection with the provision of customer-reimbursed NRE services. The revenue generated from these services is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses. Sawtek recognized net sales from NRE services of approximately $3 million, $1.5 million and $2 million, in fiscal 1996, 1995 and 1994, respectively. In addition, the Company received $219,000 from the U.S. Government for work on SAW-based chemical sensors in 1996. This grant was included as a reduction in research and development expenses for the year.

Proprietary Rights
- ------------------
         Sawtek relies on a combination of patents, copyrights and trade secrets to establish and protect its proprietary rights. Sawtek owns eight U.S. patents (which expire from 2003 to 2013), relating to SAW device, oscillator and packaging technologies. Sawtek also owns a substantial body of proprietary techniques and trade secrets. Sawtek recognizes the benefits associated with developing a portfolio of corporate intellectual property, particularly during the new product development process, and is aggressively pursuing patents on several technologies. During 1996, six patent applications were filed. There can be no assurance that patents will issue from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While Sawtek intends to vigorously protect its intellectual property rights, there can be no assurance that any patents held by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation may be necessary to enforce Sawtek's patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations regardless of the final outcome of the liti-gation. Despite Sawtek's efforts to maintain and safeguard its proprietary rights, there can be no assurances that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to Sawtek's technologies.

         The SAW industry is characterized by uncertain and conflicting intellectual property claims. Sawtek has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing, although it does not believe that it is infringing any third party proprietary rights at this time. To the extent that it deemed necessary, Sawtek has licensed the right to use certain technology patented by others in certain of its products. There can be no assurance that Sawtek will not be notified in the future that it is infringing other patent and/or intellectual property rights of third parties. In the event of such infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to Sawtek. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on Sawtek's business. In any event, patent litigation is expensive, and Sawtek's operating results could be materially adversely affected by any such litigation, regardless of its outcome.

         Sawtek  also  seeks  to  protect  its  trade  secrets  and  proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of the Company's proprietary rights to the same extent as the laws of the United States.

Backlog
- -------
         Sawtek's backlog as of September 30, 1996 was approximately $27.8 million compared to the backlog at September 30, 1995 of $36.0 million. The lower backlog is attributed to reduced lead times at September 30, 1996 resulting from the Company's 1996 manufacturing expansion and customers currently placing orders based on 8-12 week lead times, compared to one year blanket purchase orders typical of the period at the end of last fiscal year. The Company includes in its backlog only customer orders and certain purchase agreements with firmly scheduled deliveries within the subsequent 12 months. Of the $27.8 million backlog at September 30, 1996, the Company could potentially ship all of this backlog by the end of fiscal 1997. The Company's backlog is used in the MRP II scheduling system to plan and schedule all work orders. The Company's backlog is not necessarily indicative of future product sales, and the Company may be materially adversely affected by a delay or cancellation of a small number of purchase orders. Backlog cancellations are negotiated with each customer in writing and form a part of the contract with the customer. Most of the orders from the Company's largest customers allow the customer to cancel the order with a certain amount of required notice, and from time to time the Company has experienced cancellations of orders in backlog. This notice is negotiated with each customer and is generally related to the manufacturing cycle time of the product which the customer ordered, typically 60 to 90 days. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers over-order to secure delivery dates and eventually cancel these over-ordered amounts, the customer may be subject to price renegotiation as a result of the lower quantity of units taken.

Employees
- ---------
         As of September 30, 1996, the Company had a total of 560 employees, including 406 in manufacturing and operations; 80 in research, development and engineering; 27 in quality assurance; 16 in sales and marketing; and 31 in administration. Included in the total employee count are 51 individuals the Company employs through a temporary staffing company. With the exception of 79 employees located in San Jose, Costa Rica, all of the employees of the Company are based at the Company's headquarters and two other sites in Orlando, Florida. The Company believes its future performance will depend in a large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppage. The Company considers its employee relations to be good.

Effects of Compliance with Environmental Regulations
- ----------------------------------------------------
         Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

RISK FACTORS AND UNCERTAINTIES
- ------------------------------
         The forward-looking statements in this Form 10-K involve risks and uncertainties. The following risks and uncertainties, as well as those discussed elsewhere in this Form 10-K, should be considered:

         Fluctuations in Quarterly Results; Backlog. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors. Historically, the first quarter of each fiscal year for the Company has been lower in net sales and net income than the previous quarter (the fourth quarter of the previous fiscal year). There are a number of operating factors that may cause fluctuations in quarterly results, the most significant of which is product mix, which is determined by different customer requirements. If the product mix changes, the average selling price and gross margin may be lower. Other factors that may affect quarterly results are delays in production caused by the installation of new equipment, the level of orders that are received and can be shipped in any quarter, price competition, fluctuations in manufacturing yields, availability of manufacturing capacity, market acceptance of product, increased direct labor and overhead, delays in receiving equipment from suppliers, customer over-ordering followed by order cancellations, and cancellation or rescheduling of orders for any reason.

         The Company's purchase orders may be terminated by the Company's customers with prior notice, typically 60 to 90 days. Such orders may be large and intended to satisfy customers' long-term needs. Accordingly, the Company's backlog is not necessarily indicative of future product sales, and the Company may be materially adversely affected by a delay or cancellation of a small number of purchase orders. In addition, the Company's expense levels are based in significant part on the Company's expectations of future product sales and therefore are relatively fixed in the short term. If net sales are below expectations, operating results would be materially adversely affected. Consequently, the Company's results of operations for any quarter are not necessarily indicative of results for any future period. Furthermore, the Company's results of operations may be subject to economic downturns in the electronics industry. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected.

         Limited Sources of Supply. The Company has a limited number of suppliers for certain critical raw materials, components and equipment used by the Company in manufacturing SAW devices. While historically the Company has not experienced difficulty in obtaining needed supplies and equipment, synthetic crystal material and wafer fabrication equipment could potentially be difficult to obtain. The synthetic quartz material used by the Company, and purchased from third parties, may require up to six months to grow. Currently, few wafer producers have the expertise and capacity necessary to satisfy the Company's wafer requirements. A failure by the Company to anticipate its needs for high quality quartz could result in a shortage of quartz material available to the Company. The Company purchases semiconductor fabrication equipment, which it modifies for its needs. If the Company is unable to satisfy its requirements for quartz or other raw materials or to obtain and maintain appropriate fabrication equipment, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to secure adequate supplies of materials.

         Dependence on Continuing Demand for Wireless Communications Services and CDMA Technology. Approximately 62% of the Company's net sales for fiscal 1996 were derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other force that causes a reduction in demand for telecommunications services may cause a reduction in the need for performance upgrades to existing basestations and in the installation of new basestations, which would have a material adverse effect on the Company's business, financial condition and results of operations. As basestations are installed and upgraded, domestically and internationally, the market for SAW devices installed in such basestations may ultimately become saturated. The life of SAW devices is typically in excess of 20 years, and a market for replacement devices for basestations may not develop.

         Although the Company's SAW devices are being used in GSM basestations, a significant portion of the Company's SAW devices are being installed in CDMA-based systems including subscriber handsets. CDMA technology has not yet been implemented on a commercial scale in fully operational cellular, PCS/PCN or wireless local loop ("WLL") systems. There can be no assurance that unforeseen complications will not arise in the scale-up and operation of CDMA-based systems that could materially delay or limit the commercial use of CDMA technology. Such delay or limitation would have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on a Limited Number of Customers. A relatively limited number of customers have historically accounted for a significant portion of the Company's net sales. In fiscal 1996 and 1995, net sales to the Company's top 10 customers accounted for approximately 68% and 60% respectively, of total net sales. In fiscal 1996, the Company's top three customers accounted for approximately 24%, 11% and 8% of total net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future. In addition, a substantial portion of the Company's products are designed to address the needs of individual customers. Accordingly, the Company's future success depends in part upon the decision of the Company's current customers to continue to purchase products from the Company, as well as the decision of prospective customers to develop and market systems that incorporate the Company's products.

         Dependence on New Products; Technological Change. Future growth of the Company's business is dependent on the Company's ability to develop new or improved SAW devices on a timely basis. The Company's product development resources are limited, requiring the Company to allocate such resources among a limited number of product development projects. Failure by the Company to allocate its product development resources to products that meet market needs could have a material adverse effect on the Company's future growth. The success of new products may also depend on timely completion of new product designs, quality of new products and market acceptance of customer products.

         Control by Existing Shareholders; Certain Anti-Takeover Provisions. The Company's directors, officers and principal (5% or more) shareholders, as a group, beneficially own in the aggregate approximately 68% of the outstanding Common Stock, which includes approximately 49% of the outstanding Common Stock that the Company's Employee Stock Ownership Plan and Trust ("ESOP") owns. As a result of such ownership by the ESOP, the trustees of the ESOP may be able to control certain matters that require approval by shareholders of the Company, and the combination of the trustees and the participants with allocated shares can control the election of directors. The trustees of the ESOP consist of two executive officers and directors of the Company and two outside directors of the Company. Certain anti-takeover provisions of the Florida Business Corporation Act (the "Control Share Statute" and the "Affiliated Transactions Statute") could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit or depress the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company is also authorized to issue preferred stock with rights senior to the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. Although the Company has no present plans to issue these shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

         Shares Eligible for Future Sale. Sales of substantial numbers of shares of Common Stock in the public market could materially adversely affect the market  price  for the  Common  Stock.  Prior to the  Company's  initial  public offering, shareholders holding 16,284,320 shares of Common Stock executed agreements (the "Lock-Up Agreements") under which they agreed not to sell their shares until October 29, 1996. The Lock-Up Agreements provide that Hambrecht & Quist LLC may, in its sole discretion and at any time without notice to the Company's shareholders or the public market, release all or a portion of the shares subject to the Lock-Up Agreements. Beginning on October 29, 1996, all shares subject to the Lock-up Agreements will become eligible for sale in the public market, subject in certain cases to compliance with Rule 144 or Rule 701 under the Securities Act. As of September 30, 1996, an additional 1,545,460 shares were issuable upon exercise of outstanding options. Of these shares, 564,960 shares are vested and eligible for sale in the public market upon expiration of the Lock-Up Agreements.

ITEM 2.  PROPERTIES

         The Company's principal administrative, engineering and manufacturing facilities are located in three buildings aggregating approximately 86,000 square feet in Orlando, Florida, consisting of one 65,000 square foot facility owned by the Company and two leased facilities, pursuant to leases which are renewable over one and five years. The Company also has a production facility in San Jose, Costa Rica located in an 11,800 square foot leased facility, pursuant to a lease that expires in 2000. On June 28, 1996, the Company purchased a 31,690 square foot facility in San Jose, Costa Rica for approximately $1.3 million which will be used to increase the Company's production capabilities in Costa Rica. The Company intends to spend an additional $2.9 million to upgrade this facility for production in fiscal 1997. The Company is also planning a 28,000 square foot expansion to its Orlando facility in fiscal 1997 to be used primarily for research and development, sales and administrative purposes. Upon completion of these fiscal 1997 programs, the Company believes the completed facilities will be adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, on commercially reasonable terms. The Company's Orlando facility is encumbered by an Industrial Development Revenue Bond maturing in 2010.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings either by or against the Company during fiscal 1996 or ongoing as of the date of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The shares of the Company are quoted on the NASDAQ National Market under the symbol "SAWS." The Company went public on May 1, 1996, and accordingly, no public price data is available prior to this date. The following table sets forth the high and low sales price per share of the common shares of the Company as reported by the NASDAQ National Market for the periods indicated:


             Fiscal 1996               High                        Low
            ------------               ----                        ---
May 1, 1996 - June 30, 1996           $39 3/4                    $16 1/2*
July 1, 1996 - September 30, 1996     $35 3/4                    $21 1/2

*The Company sold shares in the May 1, 1996 initial public offering at $13 per share, however, the first trade was at $16.50 which was the lowest quoted price of Sawtek Inc. shares in fiscal 1996.

Closing price September 30, 1996:   $26

         As of October 31, 1996 there were 19,854,102 shares of the Company's Common Stock outstanding held by 94 shareholders of record. Many shareholders hold their shares in "street name." The Company believes it has more than 2,000 beneficial owners of its common stock.

         Historically, the Company has not paid dividends on its Common Stock. Because the Company believes it will require additional capital in the future, the Company currently intends to retain its earnings and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of selected financial data of the Company and its subsidiaries as of and for the five years ended September 30, 1996. The historical consolidated financial data has been derived from the historical financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere herein. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

Consolidated Statements of Income Data:
                                        Year Ended September 30,
                                        1996         1995         1994         1993         1992
                                        ----         ----         ----         ----         ----
                                       (in thousands, except per share data)
Net sales                              $ 57,664     $ 31,317     $ 19,139     $ 14,428     $ 14,710
Cost of sales                            27,262       13,084        8,815        7,174        7,197
                                         ------       ------       ------       ------       ------
Gross profit                             30,402       18,233       10,324        7,254        7,513
Operating expenses:
  Selling expenses                        3,947        3,139        2,689        2,600        2,506
  General and administrative expenses     5,791        3,440        3,283        1,408        1,201
  ESOP compensation expense              12,925          782          610          499          434
  Research and development expenses       1,954        1,669        1,116          831        1,200
                                         ------       ------       ------       ------       ------
       Total operating expenses          24,617        9,030        7,698        5,338        5,341
                                         ------       ------       ------       ------       ------
  Operating income                        5,785        9,203        2,626        1,916        2,172
  Interest expense                          245          435          302          416          556
  Other income                             (634)        (291)         (55)         (51)         (80)
                                         ------       ------       ------       ------       ------
  Income before income taxes              6,174        9,059        2,379        1,551        1,696
  Income taxes                            6,514        3,390          894          576          581
                                         ------       ------       ------       ------       ------
  Income (loss) before cumulative effect
   of change in accounting principle       (340)       5,669        1,485          975        1,115
  Cumulative effect of change in
   accounting principle (1)                                                                    (167)
                                         ------       ------       ------       ------       ------
  Net income (loss)                     $  (340)     $ 5,669      $ 1,485      $   975      $   948
                                         ======       ======       ======       ======       ======

  Net income (loss) per share (2)       $ (0.02)     $  0.34      $  0.08      $  0.05      $  0.05
                                         ======       ======       ======       ======       ======

  Shares used in per share calculations  19,246       16,529       18,142       19,248       19,851
                                         ======       ======       ======       ======       ======

- -----------------------------

(1) Relates to the adoption of Financial Accounting Standards No.109.
(2) Computed on the basis described in Notes to Consolidated Financial
     Statements.


                                                           September 30,
                                            1996      1995      1994      1993      1992
                                            ----      ----      ----      ----      ----
                                                          (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                $ 27,743   $ 2,819   $ 2,675   $ 1,709   $ 3,185
Working capital                            35,799     7,100     5,055     4,122     4,168
Total assets                               74,594    23,124    11,250    10,784    10,637
Long-term debt, less current maturities     3,786     6,805     4,147     3,787     4,583
Total shareholders' equity                 61,625   (20,605)   (5,660)   (1,098)   (1,105)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the fiscal year ending on that date.

Overview
- --------
         The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology and used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. The Company's products were initially concentrated in the military and space systems market, with approximately 61% of net sales in 1991 attributable to this market segment. Since then, the Company has shifted its attention to commercial markets, which accounted for 85% of its net sales in 1996. The Company has also witnessed significant growth in its international markets over the last five years. While international sales represented approximately 20% of net sales in 1991, they represented approximately 54% of net sales in 1996.

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

         Net sales increased 84% from 1995 to 1996. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone basestations and, to a lesser extent, for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices ranging from $5 to $300. Gross profit has also grown over the past three years as a result of higher sales. The Company is committed to substantially increasing its ability to service the wireless communications market and is presently undergoing an expansion of its operations in both Florida and in San Jose, Costa Rica. Phase one of the manufacturing building expansion in Orlando is complete and production in the new wafer fabrication area began in the quarter ended September 30, 1996. On June 28, 1996, the Company purchased a 31,690 square foot facility in San Jose, Costa Rica for approximately $1.3 million which will be used to increase the Company's production capabilities in Costa Rica.

         For 1996, net sales to the Company's top ten customers accounted for approximately 68% of net sales with the top three customers accounting for approximately 44% of net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future.

         In 1991, the Company established an Employee Stock Ownership Plan ("ESOP"). At that time, the Company borrowed $4.0 million from its commercial bank and loaned it to the ESOP to finance the purchase of 8,888,880 shares of the Company's common stock. The unpaid balance of the loan, $1.4 million as of September 30, 1996, matures in 1998 and is payable in quarterly installments beginning in December 1996. These ESOP shares are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 76-3, which uses cost as the basis for valuing shares as they are released and allocated to participants' accounts. In 1994, the Company borrowed an additional $1.7 million and loaned it to the ESOP to enable it to purchase 1,610,600 shares of common stock. In 1996, the Company repaid the 1994 loan and allocated all of the related shares to participants' accounts for services rendered. These shares are accounted for in accordance with the AICPA's SOP 93-6, which uses market value as the basis of valuing shares. The impact of this was a charge to ESOP compensation expense of $12.9 million reflected in the financial results for 1996. Of the $12.9 million, $11.3 million is a one-time, non-cash charge (amounting to $0.59 per share). Beginning with the quarter ending December 1996 and continuing for the next six quarters, the Company will record an ESOP compensation expense of approximately $195,000 per quarter which represents the remaining payments on the original loan, which is accounted for on the cost basis for valuing shares.

Results of Operations
- ---------------------
         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales, and the percentage change in the dollar amount of such items compared to the prior comparable period:


                                                                                                 Percentage Increase
                                                                                                      (Decrease)
                                                 Year Ended September 30,                      1996 over     1995 over
                                                 ------------------------                      ---------     ---------
                                                    1996           1995            1994           1995         1994
                                                    ----           ----            ----           ----         ----
Net sales                                          100.0%         100.0%          100.0%          84.1%        63.6%
Cost of sales                                       47.3           41.8            46.1          108.4         48.4
                                                   -----          -----           -----
Gross margin                                        52.7           58.2            53.9           66.7         76.6
Operating expenses:
  Selling expenses                                   6.8           10.0            14.0           25.7         16.7
  General and administrative expenses               10.0           11.0            17.2           68.3          4.8
  ESOP compensation expense                         22.4            2.5             3.2            *           28.2
  Research and development expenses                  3.4            5.3             5.8           17.1         49.6
                                                   -----          -----           -----
            Total operating expenses                42.6           28.8            40.2          172.6         17.3
                                                   -----          -----           -----
Operating income                                    10.1           29.4            13.7          (37.1)       250.5
Interest expense                                      .4            1.4             1.6          (43.7)        44.0
Other income                                        (1.0)          (1.0)           (0.3)         117.9        429.1
                                                   -----          -----           -----
Income before income taxes                          10.7           29.0            12.4          (31.8)       280.8
Income taxes                                        11.3           10.9             4.6           92.2        279.2
                                                   -----          -----           -----
Net income (loss)                                    (.6%)         18.1%            7.8%           *          281.8
                                                   =====          =====           =====
- ---------------

*Not meaningful

Comparison of Years Ended September 30, 1995 and 1996
- -----------------------------------------------------
         Net Sales. Net sales increased 84% from $31.3 million in 1995 to $57.7 million in 1996. The increase was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for basestation applications for the telecommunication industry. Sales of high volume commercial production components were up over 129% in 1996 compared to 1995. International sales increased from approximately 49% in 1995 to 54% of net sales for 1996.

         Gross Margin. Gross margin declined from 58.2% of net sales in 1995 to 52.7% in 1996 primarily due to a shift in the product mix to high volume production components, which typically have lower unit prices and somewhat lower gross margins. Throughout 1996, the Company added additional equipment and increased indirect labor, supplies, depreciation and other fixed overhead expenses in anticipation of higher sales volume. This additional fixed overhead cost was not fully absorbed by the sales level in 1996, which further reduced the gross margin.

         Selling Expenses. Selling expenses increased in 1996 compared to 1995, but decreased as a percentage of net sales. The decrease as a percentage of net sales was a result of the Company's expanding net sales with substantially the same level of sales and marketing personnel in 1996 as in 1995. As a result, most of the selling expenses remained relatively constant with commission expenses paid to outside sales representatives as the only component that increased significantly with the higher sales level. The Company anticipates that selling expenses will continue to increase as new employees are added to support its sales and marketing effort in 1997 and as commissions are incurred.

         General and Administrative Expenses. General and administrative expenses increased from $3.4 million in 1995 to $5.8 million in 1996 due to start-up costs for the new Costa Rica operations, one-time executive bonuses granted in 1996 and costs for non-compensatory stock options.

         ESOP Compensation Expense. ESOP compensation expense increased from $782,000 in 1995 to $12.9 million in 1996. This increase of $12.1 million is a result of the Company allocating all ESOP shares acquired in 1994 to employees' accounts for services rendered in 1996. These shares are accounted for in accordance with SOP 93-6 which uses market value as the basis of valuing shares as they are allocated. The shares were acquired at a cost of $1.03 per share compared to an average market value of $8.03 during the period of allocation in 1996. The charge for ESOP shares allocated in 1995 is based on SOP 76-3 which uses the cost basis of the shares. All remaining ESOP shares are accounted for in accordance with SOP 76-3. The Company will incur ESOP compensation expense of approximately $782,000 in 1997 and approximately $585,000 in 1998.

         Research and Development Expenses. Research and development expenses increased from $1.7 million in 1995, to $2.0 million in 1996, but decreased as a percentage of net sales from 5.3% to 3.4% for the same period. These expenses increased due to additional personnel and expanded research and development efforts, but increased at a slower rate than the sales increase. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

         Interest Expense. Interest expense decreased in 1996 compared to 1995 due to repayment of debt and interest capitalized of approximately $380,000 as part of the facilities expansion program in 1996.

         Other Income. Other income, primarily made up of interest income, increased in 1996 due to interest earned on the remaining proceeds of the Company's IPO.

         Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 37.4% for 1995. In 1996, the Company incurred a non-deductible charge for ESOP compensation expense of $11.3 million. Had it not been for this charge, the tax provision would have been approximately 37.3% for 1996. The Company expects that its effective tax rate will remain at approximately 36% to 39% in the future.

Comparison of Years Ended September 30, 1994 and 1995
- -----------------------------------------------------
         Net Sales. Net sales increased 64% from $19.1 million in 1994 to $31.3 million in 1995 primarily as a result of increased sales of bandpass filters in the wireless communications markets. Sales to foreign customers increased from $7.6 million in 1994 to $15.3 million in 1995 and accounted for approximately 49% of net sales in 1995. Sales to customers for the design, development and production of custom engineering products declined by 11% from $7.4 million in 1994 to $6.6 million in 1995. This was more than offset by the increase in sales of high volume commercial production components from $3.0 million in 1994 to $13.4 million in 1995.

         Sales to customers for military, space and other U.S. government related applications decreased from $6.3 million or 33% of net sales in 1994 to $5.3 million or 17% of net sales in 1995. The decline in the dollar value of government sales has been consistent with reductions in these government programs in recent years, and the percentage decline is expected to continue as the Company shifts its emphasis to the high volume commercial production market.

         Gross Margin. Gross profit increased 77% from $10.3 million in 1994 to $18.2 million in 1995 while gross margin increased from 53.9% to 58.2% in the same periods. The increase in gross profit is due to the increase in sales, and the increase in gross margin is due to greater absorption of overhead costs in 1995 as the Company increased operations to near full capacity in the latter part of the year. Cost of sales increased from $8.8 million in 1994 to $13.1 million in 1995.

         Selling Expenses. Selling expenses increased by 17% from $2.7 million in 1994 to $3.1 million in 1995 due primarily to commissions paid to sales representatives and the cost of expanding the Company's internal sales staff associated with the increase in net sales.

         General and Administrative Expenses. General and administrative expenses increased 5% from $3.3 million in 1994 to $3.4 million in 1995 but decreased from 17.2% of net sales in 1994 to 11.0% of net sales in 1995. This percentage reduction is primarily due to incentive bonuses paid to certain executives in 1994 under a 1991 restructuring agreement to redeem all of the common stock holdings of certain shareholders. The dollar increase relates to non-compensatory stock options granted in 1995.

         ESOP Compensation Expense. ESOP compensation expense increased from $610,000 in 1994 to $782,000 in 1995 due to the release of additional shares as part of the scheduled amortization of the ESOP loan.

         Research and Development Expenses. Research and development expenses increased 50% from $1.1 million in 1994 to $1.7 million in 1995 due to an increase in research and development personnel and programs. These expenses fell slightly as a percentage of net sales from 5.8% in 1994 to 5.3% in 1995 due to the increase in sales volume.

         Interest Expense. Interest expense increased from $302,000 in 1994 to $435,000 in 1995 due to additional long-term debt associated with the Industrial Revenue Bond financing acquired for the expansion of the Company's Orlando, Florida facility.

         Other Income. Other income increased from $55,000 in 1994 to $291,000 in 1995 due to interest income on cash resources.

         Income Tax Expense. The provision for income taxes as a percentage of income before income taxes decreased from 37.6% in 1994 to 37.4% in 1995.

Liquidity and Capital Resources
- -------------------------------
         The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, and its May 1, 1996 initial public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies and for its new operation in Costa Rica. For 1996, the Company generated net cash from operating activities of $13.6 million consisting primarily of the net loss of $340,000, adjusted for ESOP compensation expense of $12.9 million, $2.1 million of depreciation and amortization, $2.4 million of increases in accounts payable and accrued liabilities, $2.2 million increase in taxes payable, offset by increases in accounts receivable and inventory of $6.0 million. Cash flow from operations was $6.8 million and $3.6 million in 1995 and 1994, respectively.

         The Company has a credit line agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. renewable annually. There were no balances outstanding on this credit line at September 30, 1996.

         The Company made capital expenditures of $24.3 million during 1996 compared to $5.6 million and $1 million in 1995 and 1994, respectively. The Company is in the process of expanding its Orlando, Florida facilities for additional manufacturing, engineering and sales and administrative space, is committed to numerous capital expenditures for production and test equipment and furniture and fixtures, and is committed to various capital expenditures for its San Jose, Costa Rica operation. The Company intends to spend approximately $23 million in 1997 on capital equipment and facilities.

         During 1996 the Company completed its IPO and raised net cash of $35.2 million. After repayment of debt on the credit line, the balance was invested in high grade, short-term, interest-bearing securities. The Company's cash and cash equivalents at September 30, 1996 totaled $27.7 million compared to $2.8 million and $2.7 million at September 30, 1995 and 1994, respectively.

         The Company believes that its present cash position, together with its credit facility and funds expected to be generated from operations, will be sufficient to meet its working capital and other cash requirements through 1997. Thereafter, the Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. The Company may consider a follow-on public offering in late fiscal 1997 to fund its capital expenditure and working capital needs in the future if, among other factors, the market conditions are favorable. There can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

Foreign Operations and Export Sales
- -----------------------------------
         The Company established a subsidiary in Costa Rica in 1996 and began operations in the second fiscal quarter and commenced shipments in the third quarter of 1996. As of September 30, 1996, the Company had invested approximately $6.3 million in this operation and has recorded net sales of approximately $4.8 million and earned an operating profit of approximately $1.1 million for 1996. The functional currency for the Costa Rican subsidiary is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

         In 1996, the Company also established a "foreign sales corporation" pursuant to the applicable provisions in the Internal Revenue Code to take advantage of income tax reductions on export sales. Through September 30, 1996, the cost to operate this subsidiary was less than $10,000, and it has less than $10,000 in identifiable assets.

         International sales are denominated in U.S. dollars and represented 54%, 49% and 40% of net sales for the years ended September 30, 1996, 1995 and 1994, respectively. Sales to European markets represent 38%, 36% and 22% of net sales for these same periods, respectively. The remaining international sales relate primarily to Asian and Canadian markets.

Recently Issued Accounting Standards
- ------------------------------------
         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in 1997. Such pro forma disclosures do not impact the financial condition or the operating results of the Company.

         SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of," is effective for years beginning after December 15, 1995. This pronouncement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement is not expected to have a material impact on the financial statements of the Company.

Impact of Inflation on the Company
- ----------------------------------
         Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements, which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Index to Consolidated Financial Statements
- ------------------------------------------

Report of Ernst & Young LLP, Independent Auditors....................... F-2
Consolidated Balance Sheets............................................. F-3
Consolidated Statements of Income (Loss)................................ F-4
Consolidated Statements of Non-Redeemable Shareholders' Equity.......... F-5
Consolidated Statements of Cash Flows................................... F-6
Notes to Consolidated Financial Statements.............................. F-7

Financial Statement Schedules
- -----------------------------

All required information is included in the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Sawtek Inc. and subsidiaries

         We have audited the accompanying consolidated balance sheets of Sawtek Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income (loss), non-redeemable shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sawtek Inc. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the financial statements, effective October 1, 1994, the Company adopted the provisions of Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

                                                    ERNST & YOUNG LLP


Orlando, Florida
October 25, 1996

                          Sawtek Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                     ASSETS
                                                                            September 30,
                                                                            -------------
Current Assets:                                                           1996         1995
                                                                          ----         ----
  Cash and cash equivalents                                             $27,743      $ 2,819
  Accounts receivable net of allowance for
   doubtful accounts and returns of $654 at
   September 30, 1996 and $277 at September 30, 1995                      7,938        5,253
Inventories                                                               6,509        3,242
Deferred income taxes                                                     1,266          460
Other current assets                                                        528          129
                                                                         ------       ------
            Total current assets                                         43,984       11,903
Other assets                                                                186          273
Deferred income taxes                                                                    210
Property, plant and equipment, net                                       30,424       10,738
                                                                         ------       ------
            Total assets                                                $74,594      $23,124
                                                                         ======       ======

               LIABILITIES AND NON-REDEEMABLE SHAREHOLDERS' EQUITY
                                                                                                  September 30,
                                                                                                  -------------
Current Liabilities:
                                                                                            1996                 1995
                                                                                            ----                 ----
  Accounts payable                                                                        $ 1,801               $  778
  Accrued wages and benefits                                                                3,109                2,434
  Other accrued liabilities                                                                 1,068                  334
  Current maturities of long-term debt                                                      1,363                  543
  Income taxes payble                                                                         844                  714
                                                                                           ------                -----
            Total current liabilities                                                       8,185                4,803
Long-term debt, less current maturities                                                     3,786                6,805
Deferred income taxes                                                                         998
Redeemable ESOP common stock                                                                                    35,144
Unearned ESOP compensation                                                                                      (3,023)
                                                                                                                ------
            Total redeemable ESOP common stock                                                                  32,121
Non-redeemable shareholders' equity:
  6% cumulative preferred stock, $2 stated value; 150,000 shares authorized, issued
   and outstanding at September 30, 1995                                                                           300
  Common stock; $.0005 par value; 40,000,000 authorized shares; issued and out-
   standing shares 19,854,102 at September 30, 1996 and 5,245,000 at September 30, 1995        10                    3
Capital surplus                                                                            53,000                1,885
Unearned ESOP compensation                                                                 (1,367)
Retained earnings (deficit)                                                                 9,982              (22,793)
                                                                                           ------               ------
            Total non-redeemable shareholders' equity                                      61,625              (20,605)
                                                                                           ------               ------
            Total liabilities and non-redeemable shareholders' equity                     $74,594              $23,124
                                                                                           ======               ======


                                        See  notes  to  consolidated  financial statements.


                          Sawtek Inc. and Subsidiaries
                    Consolidated Statements of Income (Loss)
                     (in thousands, except per share data)


                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                   1996           1995           1994
                                                                   ----           ----           ----
Net sales                                                        $ 57,664       $ 31,317       $ 19,139
Cost of sales                                                      27,262         13,084          8,815
                                                                   ------         ------         ------
Gross profit                                                       30,402         18,233         10,324
Operating expenses:
  Selling expenses                                                  3,947          3,139          2,689
  General and administrative expenses                               5,791          3,440          3,283
  ESOP compensation expense                                        12,925            782            610
  Research and development expenses                                 1,954          1,669          1,116
                                                                   ------         ------         ------
            Total operating expenses                               24,617          9,030          7,698
                                                                   ------         ------         ------
Operating income                                                    5,785          9,203          2,626
Interest expense                                                      245            435            302
Other income                                                         (634)          (291)           (55)
                                                                   ------         ------         ------
Income before taxes                                                 6,174          9,059          2,379
Income taxes                                                        6,514          3,390            894
                                                                   ------         ------         ------
Net income (loss)                                                $   (340)      $  5,669       $  1,485
                                                                   ======         ======         ======

Net income (loss) per share                                      $  (0.02)      $   0.34       $   0.08
                                                                   ======         ======         ======

Shares used in per share calculations                              19,246         16,529         18,142
                                                                   ======         ======         ======







                                         See  notes  to  consolidated  financial statements.

                          Sawtek Inc. and Subsidiaries
         Consolidated Statements of Non-Redeemable Shareholders' Equity
                                 (in thousands)

                                            6% Cumulative
                                           Preferred Stock       Common Stock                     Unearned     Retained
                                           ---------------       ------------       Capital         ESOP       Earnings
                                           Shares    Amount    Shares   Amount      Surplus     Compensation   (deficit)
                                           ------    ------    ------   ------      -------     ------------   ---------
Balance October 1, 1993                      150     $ 300      7,927    $ 4       $   332                     $ (1,734)

  Net income                                                                                                      1,485
  Sale of common stock                                            201                   22
  Purchase of common stock                                     (2,786)    (1)         (659)                      (1,095)
  Market value adjustment to
   redeemable ESOP common stock                                                                                  (5,306)
  Stock option compensation                                                          1,010
  Preferred stock dividends                                                                                         (18)
                                            ----      ----     ------     --        ------                       ------
Balance at September 30, 1994                150       300      5,342      3           705                       (6,668)

  Net income                                                                                                      5,669
  Sale of common stock                                            330                   52
  Purchase of common stock                                       (427)                (101)                        (478)
  Market value adjustment to redeemable
   ESOP common stock                                                                                            (21,298)
  Stock option compensation                                                          1,229
  Preferred stock dividends                                                                                         (18)
                                            ----      ----     ------     --        ------                      -------
Balance at September 30, 1995                150       300      5,245      3         1,885                      (22,793)

  Net loss                                                                                                         (340)
  Reclassification of redeemable ESOP
   common stock in connection with
   initial public offering                                      9,843      5         1,851         (3,023)       33,287
  ESOP Allocation                                                                   11,269          1,656
  Sale of common stock in the initial
   public offering                                              3,000      2        35,218
  Sale of common stock other than in the
   initial public offering                                      1,813                  382
  Purchase of common stock                                        (56)                 (21)                        (145)
  Compensatory stock option tax benefit                                              2,021
  Stock option compensation                                                            195
  Preferred stock dividends                                                                                         (27)
  Redemption of preferred stock             (150)     (300)         9                  200
                                            -----     ------   ------    ---        ------        -------        ------
Balance at September 30, 1996                --      $  --     19,854    $10       $53,000       $ (1,367)      $ 9,982
                                            =====     ======   ======    ===        ======        =======        ======


                                         See  notes  to  consolidated  financial statements.

                          Sawtek Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                                    Year Ended September 30,
                                                                                    ------------------------
                                                                          1996                1995               1994
                                                                          ----                ----               ----
Operating activities:
Net income (loss)                                                       $  (340)            $ 5,669            $ 1,485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                         2,141                 790                601
    Deferred income taxes                                                   402                (415)              (284)
    ESOP allocation                                                      12,925                 782                610
    Stock option compensation                                               195               1,229              1,010
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                  (2,685)             (2,434)               782
    Inventories                                                          (3,267)             (1,494)               184
    Other current assets                                                   (399)                (17)                11
  Increase (decrease) in liabilities:
    Accounts payable                                                      1,023                 435               (178)
    Accrued liabilities                                                   1,409               1,522               (483)
    Income taxes payable                                                  2,151                 709               (126)
                                                                         ------               -----              -----
Net cash provided by operating activities                                13,555               6,776              3,612

Investing activities:
Purchase of property, plant and equipment                               (24,347)             (5,551)            (1,003)
Increase in Industrial Revenue Bond assets                                  (48)             (3,574)
Reduction in Industrial Revenue Bond assets                               2,654                 968
Industrial Revenue Bond acquisition costs                                                       (87)
ESOP acquisition costs                                                                                             (85)
                                                                         ------               -----              -----
Net cash used in investing activities                                   (21,741)             (8,244)            (1,088)

Financing activities:
Proceeds from long-term debt                                              8,200               3,500              2,405
Principal payments on long-term debt                                    (10,399)             (1,409)            (1,720)
Sale of common stock                                                     35,602                  52              1,678
Increase in unearned ESOP compensation expense                                                                  (1,656)
Purchase of common stock                                                   (166)               (513)            (2,247)
Redemption of preferred stock                                              (100)
Preferred stock dividends paid                                              (27)                (18)               (18)
                                                                         ------               -----              -----
Net cash provided by (used in) financing activities                      33,110               1,612             (1,558)
                                                                         ------               -----              -----
Increase in cash and cash equivalents                                    24,924                 144                966
Cash and cash equivalents at beginning of period                          2,819               2,675              1,709
                                                                         ------               -----              -----
Cash and cash equivalents at end of period                             $ 27,743             $ 2,819            $ 2,675
                                                                         ======              ======             ======

                                         See  notes  to  consolidated  financial statements.

                          Sawtek Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
- ---------------------------------------------------

         Description of Business. Sawtek Inc. and subsidiaries (the "Company") produces surface acoustic wave devices for both low and high volume programs in communications, cellular telephones, modems, wireless data transmission, radar, electronic warfare, cable television, security systems, and other signal processing applications. In addition to providing technical assistance for new design and production requirements, the Company offers many standard bandpass filters, voltage controlled oscillators and other products.

         Initial Public Offering. The Company completed an initial public offering ("IPO") in May 1996, whereby 3,000,000 shares of common stock, par value $.0005 per share were issued and sold at $13 per share. The Company raised a net amount of $35,220,000 which was used for debt repayment, capital expenditures, working capital and other general corporate purposes.

         Prior to the IPO, the Company effected a twenty-for-one stock split of issued and outstanding common shares and changed the authorized number of shares to 40,000,000 shares of common stock. All share, per share, ESOP, and stock option information in the accompanying financial statements has been restated to reflect the split and change in authorized shares. Also, prior to the IPO the Company redeemed the 6% cumulative preferred stock for $100,000 and 9,087 shares of common stock.

         Basis of Presentation. The consolidated financial statements include the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on September 30 of each year, but its fiscal quarters end on the Sunday nearest the close of a quarter. For convenience, the accompanying financial statements reflect the end of the fiscal quarter as the last day of that fiscal quarter.

         Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents are primarily cash equivalents carried at cost and consist of repurchase agreements, high grade commercial paper, and U.S. government agency securities.

         Accounts Receivable. Potential credit losses are recognized as they are identified and are reported as an increase to sales expenses. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers, generally short payment terms and their dispersion across geographic areas and markets.

         Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, direct labor and man-ufacturing overhead. Market is defined principally as net realizable value.

         Property, Plant and Equipment. Property, plant and equipment is valued at cost less accumulated depreciation computed using the straight line method.

         The estimated useful lives used in computing depreciation expense are as follows:

                  Building and Improvements           10 - 30 years
                  Production and Test Equipment        4 -  8 years
                  Computer Equipment                   4 -  8 years
                  Furniture and Fixtures               5 - 10 years

         Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period.

         Unexpended funds from the Industrial Revenue Bond include restricted cash balances and cash equivalents which represent the unexpended proceeds from industrial revenue bond obligations which were committed to purchase additional plant and equipment.

         Intangibles. Various fees incurred in the acquisition of two Industrial Revenue Bonds and a line of credit were capitalized and are being amortized using the interest method over the lives of the agreements. Various fees incurred in the establishment of an Employee Stock Ownership Plan were also capitalized and are being amortized using the interest method over the lives of the related debt.

         Earnings Per Share. Earnings per share ("EPS") is computed based on the weighted average number of common shares, common stock options (using the treasury stock method) and all ESOP shares outstanding. Certain shares considered outstanding for EPS purposes in 1994 were no longer considered outstanding in 1995 due to the implementation of SOP 93-6. See Notes 2 and 10. The weighted average number of those shares was 603,975 for 1994 and 1,610,100 for 1995. These shares were considered outstanding for EPS purposes for 1996 since they were committed to be released in fiscal 1996. In accordance with Securities and Exchange Commission staff accounting bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the filing date of the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

         Revenue Recognition. Revenues from production contracts are recorded when the product is completed and shipped. Revenues from non-recurring engineering ("NRE") are recognized when the parts or services have been completed and units, including prototypes, have been shipped. Revenues from NRE are less than 10% of total net sales for the periods reported.

         Income Taxes. The provision for income taxes includes Federal and State taxes currently payable and deferred taxes arising from temporary differences between income for financial and tax reporting purposes. These temporary differences result principally from the use of accelerated methods of depreciation for tax purposes, the provisions for losses on inventories and accounts receivable, and the accounting for stock compensation. Research and development tax credits are applied as a reduction to the provision for income taxes in the year in which they are utilized.

         Stock-Based Compensation. The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than the ESOP in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1997. Such pro forma disclosures do not impact the financial condition or the operating results of the Company.

         SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." This new pronouncement is effective for years beginning after December 15, 1995. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement is not expected to have a material impact on the financial statements of the Company.

         Reclassifications. Certain amounts in prior years have been reclassi-fied to conform to current year presentation.

Note 2 - Accounting Change
- --------------------------

         Effective October 1, 1994, the Company adopted, as required, Statement of Position (SOP) 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants in accounting for ESOP shares acquired after December 31, 1992. This change requires that compensation expense be measured using the fair market value rather than the cost of the shares when the shares are committed to be released to the employees. The Company elected to continue accounting for ESOP shares acquired prior to January 1, 1993, in accordance with Statement of Position 76-3. Since no shares accounted for under SOP 93-6 were committed to be released during fiscal 1995, there was no effect on net income for the year for this accounting change. The effect of the adoption was to reduce net income by $11,269,000 ($0.59 per share) for fiscal 1996.

Note 3 - Allowance for Doubtful Accounts and Sales Returns
- ----------------------------------------------------------

         The allowance for doubtful accounts and sales returns is composed of the following:

                                                                              September 30,
                                                                              -------------
                                                               1996                1995               1994
                                                               ----                ----               ----
                                                                              (in thousands)
Balance, beginning of period                                  $ 277               $  88              $ 103
Provision for doubtful accounts and sales returns               820                 364                326
Sales returns and uncollectible accounts written off           (443)               (175)              (341)
                                                               ----                ----               ----
Balance, end of period                                        $ 654               $ 277              $  88
                                                               ====                ====               ====

Note 4 - Inventories
- --------------------

         Inventories are composed of the following:

                                            September 30,
                                            -------------
                                       1996              1995
                                       ----              ----
                                            (in thousands)
Raw Material                         $ 1,976           $ 1,454
Work in Process                        2,341             1,359
Finished Goods                         2,192               429
                                       -----            ------
          Total                      $ 6,509           $ 3,242
                                       =====             =====

         The allowance for obsolete and slow moving inventory is composed of the following:

                                           September 30,
                                           -------------
                                   1996         1995        1994
                                   ----         ----        ----
                                           (in thousands)
Balance, beginning of period      $  887       $  680      $  796
Charged to cost of sales             931          245          52
Disposal of inventory               (113)         (38)       (168)
                                   -----        -----       -----
Balance, end of period            $1,705       $  887      $  680
                                   =====        =====       =====


Note 5 - Property, Plant and Equipment
- --------------------------------------

         Property, plant and equipment are composed of the following:

                                                    September 30
                                                    ------------
                                                1996            1995
                                                ----            ----
                                                    (in thousands)
Land and Improvements                         $   671         $   523
Buildings                                       9,829           1,959
Production and Test Equipment                  21,459           9,291
Computer Equipment                              2,734           2,140
Furniture and Fixtures                          1,533             877
Construction in Progress                        4,774           1,879
                                               ------          ------
                                               41,000          16,669
Less Accumulated Depreciation                  10,576           8,537
                                               ------          ------
                                               30,424           8,132
Unexpended Funds from Industrial Revenue Bond                   2,606
                                               ------          ------
     Total                                    $30,424         $10,738
                                               ======          ======

         Approximately $380,000, $82,000 and $18,000 of interest costs were capitalized as part of property, plant and equipment in 1996, 1995 and 1994, respectively.

Note 6 - Line of Credit
- -----------------------
         The Company has a line of credit with a bank for working capital, equipment purchases, plant expansion and other general business purposes of $15,000,000 with interest at LIBOR plus 125 basis points. The line of credit is unsecured and renewable annually. Covenants in connection with the line of credit and with long-term debt agreements impose restrictions with respect to, among other things, the maintenance of certain financial ratios, additional indebtedness and disposition of assets. The Company was in compliance with the covenants as of September 30, 1996 and 1995.

         There were no borrowings against the line of credit at September 30, 1995. In 1996, the Company borrowed $7,000,000 and repaid all of this with a portion of the proceeds from the IPO.

Note 7 - Long-Term Debt and Lease Obligations
- ---------------------------------------------
         Long-term debt consists of the following:

                                              September 30,
                                              -------------
                                           1996           1995
                                           ----           ----
                                             (in thousands)
Industrial Revenue Bond (a)               $  593         $  658
ESOP Note (b)                              1,367          1,367
Industrial Revenue Bond (c)                2,970          3,323
ESOP Note (d)                                             1,656
Term Loan (e)                                219            344
                                           -----          -----
                                           5,149          7,348
Less Current Maturities                    1,363            543
                                           -----          -----
                                          $3,786         $6,805
                                           =====          =====

a) In 1982, the Company obtained $1,800,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by land and land improvements, the building and related equipment with a carrying value of approximately $823,000 at September 30, 1996 and $865,000 at September 30, 1995. The obligation is payable in varying quarterly installments through 2001 plus interest at 68% of the prime rate.

(b) In 1991, the Company established an Employee Stock Ownership Plan (ESOP). The Company borrowed $4,000,000 from a bank and loaned it to the ESOP. The remaining obligation is payable in quarterly installments of $195,521, beginning December 1996, plus interest at the prime rate through June 1998. The Company will service the debt through contributions to the Plan.

(c) In 1995, the Company obtained $3,500,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by a building expansion and related equipment with a carrying value of approximately
$7,939,000  at  September  30, 1996 and  $2,914,000  at September  30, 1995.  In
addition, there were approximately $2,606,000 in unexpended funds at September 30, 1995. The obligation is payable in quarterly installments of $88,334 through March 2000, then in quarterly installments of $43,334 through March 2010, both plus interest at the prime rate.

(d) In 1994, the Company borrowed $1,656,000 from a bank and loaned it to the ESOP which used the proceeds to purchase Common Stock from the Company. The Company repaid this loan in early 1996 through a draw on the line of credit.

(e) The term loan is payable in quarterly installments of $31,250 with interest at the prime rate.

         The Company leases equipment under a noncancelable agreement that expires in 1998. Rental expense was approximately $481,000, $168,000 and $10,000 in 1996, 1995 and 1994, respectively.

         Required future payments for long-term debt and operating leases are as follows:

                         Debt                Leases
                         ----                ------
                              (in thousands)
1997                   $ 1,363               $  389
1998                     1,147                  317
1999                       469                   33
2000                       379                    7
2001                       288
Thereafter               1,503
                         -----                -----
                       $ 5,149               $  746
                         =====                =====

         The Company made interest payments of approximately $550,000, $456,000 and $394,000 on long-term debt in 1996, 1995 and 1994, respectively.

         The fair value of the Company's long-term debt approximates the carrying amount.

Note 8 - Redeemable Common Stock
- --------------------------------
         The ESOP owns an aggregate of 9,824,634 and 9,896,540 shares of the Company's Common Stock at September 30, 1996 and 1995, respectively. At September 30, 1995, these shares were redeemable under certain circumstances by former employees at the fair market value of the Common Stock and were classified apart from non-redeemable shareholders' equity. After completion of the IPO, these shares were no longer redeemable. Accordingly, at September 30, 1996 these shares are classified as part of non-redeemable shareholders' equity.

Note 9 - Income Taxes
- ---------------------
         The income tax provision is composed of the following:

                                             Year Ended September 30,
                                             ------------------------
                                    1996              1995              1994
                                    ----              ----              ----
                                                  (in thousands)
Current:
  Federal                         $ 5,176            $ 3,263          $ 1,002
  State                               936                542              176
                                    -----             ------           ------
                                    6,112              3,805            1,178
Deferred:
  Federal                             343               (354)            (242)
  State                                59                (61)             (42)
                                    -----             ------           ------
                                      402               (415)            (284)
                                    -----             ------           ------
      Total Income Tax Provision  $ 6,514            $ 3,390          $   894
                                    =====              =====            =====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences giving rise to year-end deferred tax balances were as follows:

                                                                        September 30,
                                                                        -------------
                                                                     1996           1995
                                                                     ----           ----
                                                                       (in thousands)
Current:
  Accruals not currently deductible                                $   475         $   94
  Inventory costs capitalized for tax purposes                         210             64
  Inventory loss provision                                             581            302
                                                                     -----          -----
            Deferred Tax Asset                                     $ 1,266         $  460
                                                                     =====          =====

Non-Current:
  Stock option compensation not currently deductible               $   568         $  805
  Earnings of subsidiary not currently taxed                          (328)
  Excess tax over book depreciation                                 (1,238)          (595)
                                                                    ------          -----
            Deferred Tax Asset (Liability)                         $  (998)        $  210
                                                                    ======          =====

             A reconciliation of statutory Federal income taxes to reported income taxes is as follows:

                                                         Year Ended September 30,
                                                         ------------------------
                                                  1996             1995             1994
                                                  ----             ----             ----
                                                              (in thousands)
Income taxes computed at the Federal
 statutory rate of 34% (35% in 1996)            $ 2,161          $ 3,080           $ 809
State income taxes, net of Federal benefit          646              329              86
Non-deductible ESOP compensation expense          3,944
Foreign Sales Corporation tax benefit              (200)
Other                                               (37)             (19)             (1)
                                                 ------           ------            ----
Total Income Tax Provision                      $ 6,514          $ 3,390           $ 894
                                                 ======           ======            ====

         In 1996, the Company's tax liability was reduced and its capital surplus was increased by $2,021,000 as a result of the exercise of non-qualified stock options.

         The Company made income tax payments of approximately $3,959,000, $3,105,000 and $1,300,000 in 1996, 1995 and 1994, respectively.

         The Company provides for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica. The subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003 and a 50% exemption thereafter through 2007.

Note 10 - Employee Benefit Plans
- --------------------------------
         Profit Sharing Plan. In 1981, the Company established a profit sharing plan covering substantially all employees who work 500 hours or more per year. A 401(k) feature was added to the plan in 1991. There were no contributions by the Company to the plan in 1996, 1995 or 1994.

         Employee Stock Ownership Plan. In 1991, the Company established an Employee Stock Ownership Plan covering substantially all employees. The ESOP purchased 3,376,640 shares of Common Stock from substantially all of the common shareholders and 5,512,240 shares of Common Stock from the Company in 1991. The transaction was financed from the proceeds of a $4,000,000 loan from a bank. The Company accounts for these ESOP shares in accordance with Statement of Position 76-3. As of September 30, 1996, 3,036,431 of these shares remain unallocated. In 1994, the ESOP purchased an additional 1,610,600 shares of Common Stock from the Company. The transaction was financed from the proceeds of a $1,656,000 loan from a bank. The Company accounts for these ESOP shares in accordance with Statement of Position 93-6. In accordance with the terms described in Note 7, the Company makes contributions to service the related ESOP debt. The ESOP shares pledged as collateral for the debt are reported as unearned ESOP compensation in the balance sheet. As the debt is repaid, shares are released from collateral and allocated (earned) to active employees, based on the proportion of debt service paid during the year. As those shares accounted for in accordance with Statement of Position 93-6 are committed to be released to participants, the Company reports compensation expense equal to the current estimated value of the shares, and the shares become outstanding for earnings-per-share (EPS) computation.

         In April 1996, the Company amended the ESOP and allocated the ESOP's 1,610,600 shares of Common Stock of the Company acquired in 1994 to employees for services rendered in the period October 1, 1995 to April 28, 1996. As these shares are accounted for in accordance with SOP 93-6, the Company recorded a charge to operating income of approximately $12,925,000 for 1996.

         The Company made payments of approximately $1,656,000, $836,000 and $556,000 in principal and $127,000, $259,000 and $210,000 in interest for the ESOP in 1996, 1995 and 1994, respectively. Allocations to participants' accounts were 1,610,600; 1,737,960 and 1,354,540 shares in 1996, 1995 and 1994, respectively.

         Employee Stock Purchase Plan. In February 1996, the Board of Directors approved an employee stock purchase plan and allotted 500,000 shares of common stock to the plan. The plan enables eligible employees who have completed a service requirement to purchase shares of common stock at a 15% discount from the fair market value of the stock, up to a maximum of 10% of their compensation. The plan commenced with the IPO.

Note 11 - Significant Customers
- -------------------------------
         Sales to the United States government (both as a prime contractor and on a subcontract basis), to foreign markets and to significant customers as a percent of the Company's total revenues were as follows:

                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                      1996         1995       1994
                                                                      ----         ----       ----
         U.S. Government (Inclusive of Significant Customers)          15%          17%        33%
         Foreign Markets (Inclusive of Significant Customers
           and European Market)                                        54%          49%        40%
         European Market                                               38%          36%        22%
         Significant Customer A                                        24%          23%         8%
         Significant Customer B                                        11%          10%         2%

Note 12 - Geographic Segments
- -----------------------------
         Sales are reported in the geographic area where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market of the products. Prior to 1996, all sales, operating profit and assets were attributable to the United States operation.

                                     Net Sales               Operating Income                 Assets
                                     ---------               ----------------                 ------
                                                              (in thousands)
United States                        $ 54,203                    $ 4,680                    $ 72,697
Costa Rica                              4,793                      1,105                       8,222
Eliminations                           (1,332)                       -                        (6,325)
                                      -------                     ------                     -------
Consolidated Results                 $ 57,664                    $ 5,785                    $ 74,594
                                      =======                     ======                     =======

         All sales are denominated in U.S. dollars. The functional currency for the Costa Rican operation is the U.S. dollar as sales, most material cost, and equipment are U.S. dollar denominated. The currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

 Note 13 - Stock Options
 -----------------------
         The Company has granted incentive stock options and non-qualified stock options under the 1983 Stock Option Plan and the Second Stock Option Plan. The Second Stock Option Plan was approved by the shareholders in 1996 with up to 2,000,000 shares of Common Stock available for options. Incentive options granted are exercisable over a ten year period, generally in four equal annual installments commencing one year after the date of grant. A majority of the non-qualified options granted are exercisable from the date of grant over a ten year period, while the remainder become exercisable in three or four equal annual installments.

         Information concerning options under this plan is as follows:

                                                              Shares Under
                                                                 Option              Option Price
                                                                 ------              ------------
         Balance at October 1, 1993                            1,454,860            $0.13 - $ 0.74
         Granted                                               1,263,440            $0.13 - $ 0.79
         Exercised                                              (160,700)               $0.13
                                                               ---------
         Balance at September 30, 1994                         2,557,600            $0.13 - $ 0.79
         Granted                                               1,012,980            $0.13 - $ 1.34
         Terminated                                             (107,250)           $0.51 - $ 0.74
         Exercised                                              (330,230)           $0.13 - $ 0.79
                                                               ---------
         Balance at September 30, 1995                         3,133,100            $0.13 - $ 1.34
         Granted                                                 175,000            $3.55 - $24.75
         Terminated                                               (8,140)           $0.74 - $ 1.34
         Exercised                                            (1,754,500)           $0.13 - $ 1.34
                                                               ---------
         Balance at September 30, 1996                         1,545,460            $0.13 - $24.75
                                                               =========
         Exercisable at September 30, 1996                       564,960            $0.13 - $ 1.34
                                                               =========

Note 14 - Quarterly Financial Information (unaudited)
- -----------------------------------------------------
         Selected quarterly financial data is summarized below:

                                                                   Quarter Ended
                                                                   -------------
                                            Fiscal 1996                                           Fiscal 1995
                             ------------------------------------------     ------------------------------------------
                             Sept.30,    June 30,    Mar.31,    Dec.31,     Sept.30,    June 30,    Mar.31,    Dec.31,
                               1996        1996       1996       1995         1995        1995       1995        1994
                               ----        ----       ----       ----         ----        ----       ----        ----
Net sales                   $ 18,000    $ 14,926    $ 13,929   $ 10,809    $ 11,550    $ 7,698     $ 6,824     $ 5,245
Cost of sales                  8,672       6,986       6,512      5,092       4,930      3,014       2,792       2,349
                             -------     -------     -------    -------     -------     ------      ------      ------
Gross Profit                   9,328       7,940       7,417      5,717       6,620      4,684       4,032       2,896
Operating expenses:
 Selling expenses              1,202       1,174         797        774         851        823         772         692
 General & administrative
   expenses                    1,633       1,509       1,581      1,068       1,837        551         519         533
 ESOP compensation
   expense                                 1,846       5,539      5,540         194        196         196         196
 Research and development
   expenses                      583         467         486        418         409        559         422         279
                             -------     -------     -------    -------     -------     ------      ------      ------
    Total operating expenses   3,418       4,996       8,403      7,800       3,291      2,129       1,909       1,700
                             -------     -------     -------    -------     -------     -------    -------      ------
Operating income (loss)        5,910       2,944        (986)    (2,083)      3,329      2,555       2,123       1,196
Interest expense net of
  capitalized interest           (94)        114          87        138         107        145          91          91
Other (income) expense          (374)       (240)        (26)         6        (122)       (90)        (49)        (30)
                             -------     -------     -------    -------     -------     ------     -------      ------
Income (loss) before
  income taxes                 6,378       3,070      (1,047)    (2,227)      3,344      2,500       2,081       1,135
Income taxes                   2,460       1,699       1,401        954       1,161        975         812         443
                             -------     -------     -------    -------     -------     ------     -------      ------
Net income (loss)           $  3,918     $ 1,371    $ (2,448)  $ (3,181)   $  2,183    $ 1,525    $  1,269     $   692
                             =======      ======     =======    =======     =======     ======     =======      ======
Net income (loss) per
  share (1)                 $   0.18     $  0.07    $  (0.14)  $  (0.18)   $   0.13    $  0.10    $   0.08     $  0.04
                             =======      ======     =======    =======     =======     ======     =======      ======
Shares used in computation
  of net income per share     21,286      20,286      18,140     17,272      16,199     16,034      16,546      16,540

- -------------------

(1) Earnings per share for each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management - Executive Officers and Directors
- ---------------------------------------------
         The executive officers and directors of the Company and their ages as of September 30, 1996 are as follows:

Name                        Age                 Position
- ----                        ---                 --------

Steven P. Miller            48  Chairman, President, and Chief Executive Officer
Neal J. Tolar (1)           55  Senior Vice President, Chief Technical Officer
                                 and Director
Thomas L. Shoquist          50  Vice President, Quality
Gary A. Monetti             37  Vice President, Operations and Chief Operating
                                 Officer
Raymond A. Link             42  Vice President, Finance and Chief Financial
                                 Officer
Robert C. Strandberg (1)(2) 39  Director
Bruce S. White (2)          63  Director
Willis C. Young (1)(2)      55  Director
- ---------------------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         Steven P. Miller was a co-founder of the Company and has served as President and a Director since 1979, Chief Executive Officer since 1986 and Chairman since February 1996. Prior to joining the Company, he was manager of the SAW Device Engineering and Development Laboratory at Texas Instruments Incorporated ("TI"), an electronics manufacturer. He joined TI in 1969. Mr. Miller has a B.S. degree in Electrical Engineering from the South Dakota School of Mines and Technology.

         Neal J. Tolar was a co-founder of the Company and has served as Senior Vice President and Chief Technical Officer since June 1995 and a Director since 1979. He served as Vice President, Operations and Engineering from 1979 to June 1995. Prior to joining the Company, he was a member of the technical staff in the RF Technology Group of the Corporate Research Laboratory at TI. He joined TI in 1967. Dr. Tolar has a Ph.D. in Ceramic Engineering from the University of Utah and a B.S. degree in Ceramic Engineering from Mississippi State University.

         Thomas L. Shoquist joined the Company in 1979 and has served as Vice President, Quality, since October 1993 and a Director from 1989 to March 1996. From 1987 to October 1993, he was Vice President, Operations Support and Manufacturing. Prior to that he held various positions at Sawtek, including Vice President, Operations Support, Production Manager, Director of Engineering and Vice President, Program Management. Prior to joining Sawtek, Mr. Shoquist was with TI from 1972 to 1979 in various design and research capacities involving surface acoustic wave applications. Mr. Shoquist has a B.A. degree (Physics) from the University of Texas at Dallas.

         Gary A. Monetti joined the Company in 1982 and has served as Vice President, Operations and Chief Operating Officer since July 1995. He has served in various positions, since 1982, at the Company, including Filter Design Engineer, Manager of Filter Technology, Vice President, Sales and Marketing and Vice President, Engineering. Mr. Monetti has an M.B.A. degree from Rollins College and a B.S. degree in Electrical Engineering from the University of Illinois.

         Raymond A. Link joined the Company in September 1995 as Vice President, Finance and Chief Financial Officer. From 1987 to September 1995, Mr. Link was Vice President, Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. Prior to joining Hubbard Construction Company, Mr. Link was with Harris Corporation, an electronics manufacturer, in various financial capacities from 1980 to 1987. Mr. Link has an M.B.A. degree from the Wharton School at the University of Pennsylvania and a B.S. degree in Accounting from the State University of New York at Buffalo. He is a Certified Public Accountant.

         Robert C. Strandberg has been a Director of the Company since October 1995. Mr. Strandberg was the Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation, a manufacturer of bar code printers, from September 1991 to April 1996. He is currently self-employed as a management consultant. From 1988 to 1991, he was Vice President, Finance of Datamax. From 1986 to 1988, he worked for GTECH, a lottery manage-ment company, in the areas of finance and strategic planning. Mr. Strandberg has an M.B.A. degree from Harvard Graduate School of Business Administration and a B.S. degree in Operations Research and Industrial Engineering from Cornell University.

         Bruce S. White has been a Director of the Company since April 1996.
Mr. White has been a Corporate Vice President of AVNET Inc., a distributor of electronic components, since January 1996 and the President of the Penstock Division of AVNET Inc. since July 1994. From 1974 to July 1994, Mr. White was the President and Chief Executive Officer of Penstock Inc., a company he founded to distribute RF and microwave components. Penstock is a distributor of certain products manufactured by Sawtek. In fiscal 1996, sales from Sawtek to Penstock were approximately $1.9 million. Mr. White has a B.A. degree in Mathematics from Colgate University and B.S. and M.S. degrees in Electrical Engineering from Michigan State University.

         Willis C. Young has been a Director of the Company since February 1996. He has been a Senior Partner of the Atlanta office of BDO Seidman, LLP, an international accounting and consulting firm, since January 1996. From April 1995 to December 1995, Mr. Young was the Chief Financial Officer for Hayes Microcomputer Products, Inc., a manufacturer of modems and communication equipment, where he was engaged to assist in the implementation of Hayes' restructuring in bankruptcy. From 1965 to March 1995, Mr. Young held various positions with BDO Seidman, LLP, and from 1988 to March 1995 he was a Vice Chairman and a member of the Executive Committee. Mr. Young has a B.S. degree in Accounting from Ferris State University. He is a Certified Public Accountant.


         Members of the Company's Board of Directors are each elected for one year terms at the annual shareholders meeting. Officers are elected at the first Board of Directors meeting following the shareholders meeting at which directors are elected and serve at the discretion of the Board of Directors.

         There is no family relationship between any of the Company's executive officers or directors.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

         (A) The following documents are filed as part of this report:

             1. Financial statements - see index to Consolidated Financial Statements on page F-1 hereof.

             2. Financial statement schedules: All schedules have been omitted because they are inapplicable or not material, or the infor-mation called for thereby is included in the Consolidated Financial Statements and notes thereto.

             3.  Exhibits required by Item 601 of Regulation S-K:

                 (a)  See Exhibit Index in (c) below.

                 (b) Reports on Form 8K: the Company did not file any report on Form 8K during the quarter ended September 30, 1996.

                 (c)  Exhibits:

                      3.1 Amended and Restated Articles of Incorporation of Sawtek Inc. (incorporated by reference to Registration Statement on Form S-8, File
                            No. 333-10579).

                      3.2 1996 Bylaws of Sawtek Inc. (incorporated by reference to Registration Statement on Form S-8, File No. 333-11523).

                      4.1   * Specimen stock certificate.

                     10.1 Sawtek Inc. 1983 Incentive Stock Option Plan (incor-porated by reference to Registration Statement on Form S-8, File No. 333-10579).

                     10.2 Sawtek In. Second Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11523).

                     10.3 Sawtek Inc. Employee Stock Purchase Plan (incorpor-ated by reference to Registration Statement on Form S-8, File No. 333-11701).

                     10.4 * Incentive Stock Option Agreement, dated December 12, 1994, between the Company and Ronald M. Hays.

                     10.5 * Incentive Stock Option Agreement, dated December 19, 1994, between the Company and Neal J. Tolar.

                     10.6 * Stock Option Agreement, dated December 19, 1994, between the Company and Steven P. Miller.

                     10.7 Employee Stock Ownership Plan and Trust Agreement for Employees of Sawtek Inc. (the "ESOP") (incorpor-ated by reference to Registration Statement on Form S-8, File No. 333-08281).

                     10.8   * Sawtek Inc. 1994 Stockholders Agreement.

                     10.9 * Restructuring Agreement, dated January 11, 1991, by and between the Company, certain shareholders of the Company and the ESOP.

                     10.10 * Agreement with respect to Stock Options, dated June 29, 1994, between the Company and the ESOP.

                     10.11  * Second ESOP Loan Agreement, dated June 29, 1994.

                     10.12 * Second Amendment to ESOP Loan Agreement, dated June 29, 1994.

                     10.13 * Commercial Lease, dated March 1, 1994, between the Company as Tenant and Piezo Technology, Inc. as Landlord.

                     10.14 * Lease, dated August 2, 1995, between the Company as Tenant and Dr. Phillips, Inc. as Landlord.

                     10.15 * Lease Agreement dated November 19, 1995, between Sawtek, S.A. as Lessee and Centro de Ciencia y Tecnolgia Ultrapark, S.A. as Lessor.

                     10.16 * Master Lease Agreement, dated as of March 21, 1995 between the Company as Lessor and General Electric Capital Corporation, as Lessor.

                     10.17 * Company Loan Agreement dated January 11, 1991, between the Company and Sun Bank, National Association ("Sun Bank").

                     10.18  * Company Note, dated January 11, 1991.

                     10.19 * Security Agreement dated January 11, 1991, between the Company and Sun Bank.

                     10.20  * Company Pledge Agreement dated January 11, 1991.

                     10.21 * Mortgage and Security Agreement, dated January 9, 1991, by and between the Company, the Orange County Industrial Development Authority ("OCIDA"), and Sun Bank.

                     10.22 * Fourth Amendment to Installment Sales and Security Agreement, dated January 8, 1991, by and between the Company, OCIDA, and Sun Bank.

                     10.23 * ESOP Pledge Agreement, dated January 11, 1991, by and between the Company, ESOP, and Southeast Bank, National Association ("Southeast").

                     10.24 * ESOP Loan Agreement, dated January 11, 1991, by and between the Company and Southeast.

                     10.25  * ESOP Note dated January 11, 1991.

                     10.26 * Amended and Restated Loan and Security Agreement, dated November 15, 1995, between the Company and SunTrust Bank, Central Florida, National Association ("SunTrust").

                     10.27  * Increase Promissory Note dated November 10, 1995.

                     10.28 * Renewal, Increase and Consolidation Promissory Note, dated November 10, 1995.

                     10.29  * Promissory Demand Note, dated November 10, 1995.

                     10.30 * Fifth Amendment to Installment Sale and Security Agreement, dated as of March 1, 1995, between the Company, Sun Bank and OCIDA.

                     10.31 * Fourth Supplemental Trust Indenture, dated as of March 1, 1995, between the Company, Sun Bank and OCIDA.

                     10.32 * Construction Loan Agreement, dated as of March 1, 1995, between the Company and Sun Bank.

                     10.33 * Eighth Amendment to Loan and Security Agreement, Fourth Amendment to Company Loan Agreement and First Amendment to Second Company Loan Agreement, dated as of March 11, 1995, between the Company and Sun Bank.

                     10.34 * Bond Purchase Agreement dated as of December 1, 1981, between OCIDA and the Company.

                     10.35 * Installment Sale and Security Agreement, dated as of December 1, 1981, between OCIDA and the Company and accepted by the Guarantors.

                     10.36 * Guaranty Agreement dated as of December 1, 1981, among the Guarantors and OCIDA.

                     10.37 * Trust Indenture dated as of December 1, 1981, between OCIDA and the Trustee and accepted by the Company and the Guarantors.

                     10.38 * Sawtek Inc. Code ss.401(k) Profit Sharing Plan and Trust Agreement, dated February 15, 1995.

                     10.39 Letter from SunTrust Bank, Central Florida, N.A. for renewal and repricing of unsecured line of credit for Sawtek Inc. dated September 27, 1996.

                     11.1 Statement regarding computation of per share earnings.

                     21.1   * List of subsidiaries of the Registrant.

                     23.1   Consent of Ernst & Young LLP.

                     24.1   Power of attorney.  Reference is made to page 34.


* Incorporated by reference to Registration Statement on Form S-1, File No. 333-1860.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of November, 1996.

                                                     SAWTEK INC.

                              By:/s/Steven P. Miller
                                 Steven P. Miller
                                 Chairman, President and Chief Executive Officer

                              By:/s/Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance and
                                 Chief Financial Officer

                              By:/s/Ronald A. Stribling
                                 Ronald A. Stribling
                                 Controller and Chief Accounting Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS , that each person whose signature appears on the following page constitutes and appoints Steven P. Miller and or Raymond A. Link to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of November, 1996.

/s/Neal J. Tolar                       /s/Steven P. Miller
Neal J. Tolar                          Steven P. Miller
Senior Vice President and Director     Chairman, CEO, President and Director

/s/Robert C. Strandberg                /s/Willis C. Young
Robert C. Strandberg                   Willis C. Young
Director                               Director


Bruce S. White
Director

                                                                   EXHIBIT 11.1

              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                            as reported on Form 10-K
                      (in thousands, except per share data)
                                                                              Three months ended              Year ended
                                                                                 September 30,               September 30,
                                                                             --------------------     --------------------------
                                                                              1996          1995       1996       1995     1994
                                                                              ----          ----       ----       ----     ----
Primary Earnings Per Share:
Weighted average number of shares of Common Stock outstanding                19,854        13,485     17,197     13,738   15,785
Net effect of dilutive stock options based on the Treasury
 stock method using the average fair market value in effect
 for the period                                                               1,432         2,714      2,012      2,638    2,305
                                                                             ------        ------     ------     ------   ------
       Total shares outstanding for Primary EPS                              21,286        16,199     19,209     16,376   18,090
                                                                             ======        ======     ======     ======   ======
Fully Diluted Earnings Per Share:
Weighted average number of shares of Common Stock outstanding                19,854        13,485     17,197     13,738   15,785
Net effect of dilutive  stock options  based on the Treasury stock method using the higher of the fair market value at the
 end of the period or the average during the period                           1,432         2,714      2,049      2,791    2,357
                                                                             ------        ------     ------     ------   ------
       Total shares outstanding for Fully Diluted EPS                        21,286        16,199     19,246     16,529   18,142
                                                                             ======        ======     ======     ======   ======
Net income (loss)                                                           $ 3,918       $ 2,183      ($340)   $ 5,669  $ 1,485
Less preferred stock dividends                                                                            27         18       18
                                                                             ------        ------     ------     ------   ------
Net income (loss) applicable to common shareholders                         $ 3,918       $ 2,183      ($367)   $ 5,651  $ 1,467
                                                                             ======        ======     ======     ======   ======
Earnings (loss) per share:
     Primary                                                                $  0.18       $  0.13     ($0.02)   $  0.35  $  0.08
     Fully Diluted                                                          $  0.18       $  0.13     ($0.02)   $  0.34  $  0.08

                                                            EXHIBIT 10.39

SunTrust Bank, Central Florida, N.A.                        Douglas A. Woodman
Post Office Box 3833                                        Vice President
Orlando, Florida  32802
Tel (407) 237-4303
- -------------------------------------------------------------------------------
SunTrust
                                                            September 27, 1996

Mr. Raymond A. Link
Chief Financial Officer
Sawtek Inc.
Post Office Box 609501
Orlando, Florida  32860-9501

Dear Ray:

We are pleased to inform you that SunTrust Bank, Central Florida, N.A. has approved a $15,000,000 Unsecured Line of Credit for Sawtek Inc. Additionally, we have approved rate and structural changes to some of your existing credit facilities with the bank. These changes reflect our continued confidence in Sawtek and our support for the company. As Charles Brumback will be handling a formal commitment letter and the documentation for implementing the changes, this letter will briefly cover the basic details of our new structure and pricing for Sawtek Inc.

Pricing - As we have discussed, the line of credit will be priced at LIBOR plus 125 bps. with a 10 bp. fee on the unused portion, payable quarterly in arrears. At this point, the unused fee will only be applied to the $11.5 million portion of the line that is currently in place. The 1995 IDB will be amended to call for a taxable bps. It will be your responsibility to let us know the effective date of the change from tax free to taxable status based upon the capital expenditure violation.

Collateral - As mentioned above, the $15 million line will be unsecured and can be utilized for general corporate purposes. The collateral base for the IDB's and ESOP loan will not change.

Covenants and Conditions - In an effort to simplify and update our existing loan covenant package, we will be asking Sawtek to comply with only two loan covenants, as follows:
         Minimum Tangible Net Worth to be greater than or equal to $50,000,000. Total Liabilities divided by Tangible Net Worth to be less than or equal to 1.

We look forward to formalizing the above changes in the next few weeks. If, during this process, we notice any other logical adjustments, we will certainly be open to discussing them with you. Hopefully, we can lay the foundation for future credit enhancements to Sawtek's capital base.

Very truly yours,


/s/Douglas A. Woodman
Douglas A. Woodman

                                                                   EXHIBIT 23.1


                         Consent of Independent Auditors


We consent to the incorporation by reference in the following Registration Statements of our report dated October 25, 1996, with respect to the consolidated financial statements of Sawtek Inc. and subsidiaries included in its Annual Report (Form 10-K) for the year ended September 30, 1996.


       Registration
         Statement
          Number
Description

333-11701 Form S-8 re: Sawtek Inc. Employee Stock Purchase Plan
333-11523 Form S-8 re: Sawtek Inc. Second Stock Option Plan
333-10579 Form S-8 re: Sawtek Inc. Amended and Restated 1983 Incentive Stock
 Option Plan
333-08281 Form S-8 re: Employee Stock Ownership Plan for Employees of Sawtek
 Inc.




/s/Ernst & Young, LLP
Ernst & Young LLP



Orlando, Florida
November 4, 1996