Form 10-Q/A
period 1996-12-29
SAWTEK INC \FL\
filed 1997-01-28
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q/A
                              --------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----    Exchange Act of 1934

For the quarterly period ended December 29, 1996

                                       OR

 ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Yes    X                             No ______
                       -----

         As  of  January  15,  1997,   there  were  20,241,856   shares  of  the
Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                      Page Number
-------  ---------------------                                      -----------

         Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of December 31, 1996
         and September 30, 1996 .......................................  3

         Consolidated Statements of Income (Loss) for the three
         months ended December 31, 1996 and 1995.......................  4

         Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 .............................  5

         Notes to Consolidated Financial Statements....................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................  7


Part II. Other Information
-------- ------------------

         Item 1.  Legal Proceedings ................................... 12

         Item 2.  Changes in Securities ............................... 12

         Item 3.  Defaults Upon Senior Securities ..................... 12

         Item 4.  Submission of Matters to a Vote of Security Holders . 12

         Item 5.  Other Information ................................... 12

         Item 6.  Exhibits and Reports on Form 8-K .................... 12

Signatures ............................................................ 13

Exhibit Index ......................................................... 13

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (unaudited)

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                December 31,     September 30,
                                                                                   1996             1996
                                                                                   ----             ----
                                                                                (unaudited)
                                                                                (dollars in thousands, except per share data)
Assets
Current assets:
  Cash and cash equivalents                                                     $31,436           $ 27,743
  Accounts receivable net of allowance for doubtful accounts and returns of
  $883 at December 31, 1996 and $654 at September 30, 1996                        7,738              7,938
  Inventories                                                                     5,947              6,509
  Deferred income taxes                                                           1,255              1,266
  Other current assets                                                              533                528
                                                                                 ------            -------
       Total current assets                                                      46,909             43,984
Other assets                                                                        165                186
Property, plant and equipment, net                                               34,381             30,424
                                                                                 ------             ------
            Total assets                                                        $81,455            $74,594
                                                                                 ======             ======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                              $ 3,151            $ 1,801
  Accrued wages and benefits                                                      1,506              3,109
  Other accrued liabilities                                                       1,693              1,068
  Current maturities of long-term debt                                            1,376              1,363
  Income taxes payable                                                            1,867                844
                                                                                 ------             ------
       Total current liabilities                                                  9,593              8,185

Long-term debt, less current maturities                                           3,668              3,786
Deferred income taxes                                                             2,108                998

Shareholders' equity:
Common  stock;  $.0005  par  value;  40,000,000  authorized  shares;  issued and outstanding shares 20,197,872 at December 31, 1996 and 19,854,102 at
September 30, 1996                                                                   10                 10
Capital surplus                                                                  53,198             53,000
Unearned ESOP compensation                                                       (1,367)            (1,367)
Retained earnings                                                                14,245              9,982
                                                                                 ------             ------
       Total shareholders' equity                                                66,086             61,625
                                                                                 ------             ------
            Total liabilities and shareholders' equity                          $81,455            $74,594
                                                                                 ======             ======

See accompanying notes to consolidated financial statements.


                                   SAWTEK INC.
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) - unaudited

                                                           Three Months Ended December 31,
                                                                 1996          1995
                                                                 ----          ----
                                                        (in thousands, except per share data)
Net sales                                                      $18,502       $10,809
Cost of sales                                                    8,678         5,092
                                                                ------        ------
Gross profit                                                     9,824         5,717

Operating expenses:
  Selling expenses                                               1,246           774
  General & administrative expenses                              1,134         1,068
  ESOP compensation expense                                        196         5,540
  Research & development expenses                                  681           418
                                                                ------        ------
       Total operating expenses                                  3,257         7,800
                                                                ------        ------
  Operating income (loss)                                        6,567        (2,083)

Interest expense                                                    41           138
Other (income) expense                                            (355)            6
                                                                ------        ------
Income (loss) before taxes                                       6,881        (2,227)
Income taxes                                                     2,618           954
                                                                ------        ------
Net income (loss)                                              $ 4,263       $(3,181)
                                                                ======        ======

Net income (loss) per share                                    $  0.20       $  (.18)
                                                                ======        ======

Shares used in computing net income (loss) per share            21,358        17,272
                                                                ======        ======



See accompanying notes to consolidated financial statements.


                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                               Three Months Ended December 31,
                                                                   1996            1995
                                                                   ----            ----
                                                                      (in thousands)
Operating activities:
Net income (loss)                                                $ 4,263        $ (3,181)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                      819             312
  Deferred income taxes                                            1,120             108
  ESOP allocation                                                     -0-          5,540
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                              200             354
    Inventories                                                      562            (873)
    Other current assets                                              (5)            (74)
  Increase (decrease) in liabilities:
    Accounts payable                                               1,350           1,849
    Accrued liabilities                                             (978)           (525)
    Income taxes payable                                           1,023              96
                                                                  ------          ------
Net cash provided by operating activities                          8,354           3,606

Investing activities:
Purchase of property, plant and equipment, net                    (4,754)         (6,424)
Increase in Industrial Revenue Bond assets                            -0-          1,257
                                                                  ------          ------
Net cash used in investing activities                             (4,754)         (5,167)

Financing activities:
Proceeds from long-term debt                                          -0-          3,000
Principal payments on long-term debt                                (105)         (1,760)
Net proceeds from sale of common stock                               198              55
Purchase of common stock                                              -0-           (158)
                                                                  ------          ------
Net cash provided by financing activities                             93           1,137
                                                                  ------          ------
Increase (decrease) in cash and cash equivalents                   3,693            (424)
Cash and cash equivalents at beginning of period                  27,743           2,819
                                                                  ------          ------
Cash and cash equivalents at end of period                       $31,436         $ 2,395
                                                                  ======          ======

Interest paid                                                    $    56         $    67
Income taxes paid                                                $   475         $   750


See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.

Notes to Consolidated Financial Statements - December 31, 1996 (unaudited)

1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of December 31, 1996, and the results of its operations, and its cash flows for the three months ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1996, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1996 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 8, 1996. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the fiscal year ending on that date.

The Company's first, second and third quarters end on the Sunday closest to the last day of the last month of such quarter, which was December 29, 1996, for the first quarter of 1997. However, for convenience, the financial statements are dated as of December 31, 1996.

Operating results for the three months ended December 31, 1996 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1997.

2.  Earnings (loss) Per Share
    -------------------------
Earnings (loss) per share ("EPS") is computed based on the weighted average number of common shares, common stock options (using the treasury stock method) and all ESOP shares outstanding. In accordance with Securities and Exchange Commission staff accounting bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the filing date of the initial public offering on April 29, 1996, have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

3.  Inventories - Inventories are composed of the following:
    -----------

                                        December 31, 1996    September 30, 1996
                                        -----------------    ------------------
                                                    (in thousands)
     Raw Material.....................       $ 2,034               $ 1,976
     Work in Process..................         1,951                 2,341
     Finished Goods...................         1,962                 2,192
                                              ------                ------
        Total.........................       $ 5,947               $ 6,509
                                              ======                ======

4.  Property, Plant and Equipment - Property, plant and equipment are composed
    -----------------------------
    of the following:

                                          December 31, 1996  September 30, 1996
                                          -----------------  ------------------
                                                      (in thousands)
    Land and Improvements...............        $   671            $   671
    Buildings...........................          9,829              9,829
    Production and Test Equipment.......         21,943             21,459
    Computer Equipment..................          2,793              2,734
    Furniture and Fixtures..............          1,556              1,533
    Construction in Progress............          8,542              4,774
                                                 ------             ------
                                                 45,334             41,000
         Less Accumulated Depreciation..         10,953             10,576
                                                 ------             ------
                  Total.................        $34,381            $30,424
                                                 ======             ======

5.  Shareholders' Equity
    --------------------
The consolidated changes in shareholders' equity for the three months ended December 31, 1996 are as follows:

                                 (in thousands)


                                   Common Stock              Unearned
                                  -------------   Capital      ESOP     Retained
                                  Shares  Amount  Surplus  Compensation Earnings
                                  ------  ------  -------  ------------ --------

Balance at September 30, 1996     19,854   $ 10   $53,000    $(1,367)   $ 9,982
 Net income                                                               4,263
 Sale of common stock                344              198
                                  -------   ---    ------     ------     ------
    Balance at December 31, 1996  20,198   $ 10   $53,198    $(1,367)   $14,245
                                  ======    ===    ======     ======     ======


Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere herein.

Overview
--------
The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which account for 86% of net sales in the first quarter of 1997. The Company has also experienced significant growth in its international markets over the last five years, with international sales having more than doubled to approximately 45% of net sales.

The Company derives revenue from high-volume commercial production components, military/industrial production components and engineering services and products. Non-recurring engineering ("NRE") revenue is included in net sales and relates to the design and development of custom devices and delivery of prototype parts. In all cases, revenue is recognized when the parts or services have been completed and units, including prototypes, have been shipped.

Net sales increased 71% from the first three months of 1996 to the first three months of 1997. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone basestations and, to a lesser extent, for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $5 to $300 for many high performance wireless applications.

For the three months ended December 31, 1996, net sales to the Company's top ten customers accounted for approximately 76% of net sales with the top three customers accounting for 44%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP"). At that time, the Company borrowed $4.0 million from its commercial bank and loaned it to the ESOP to finance the purchase of 8,888,880 shares of the Company's common stock. The unpaid balance of this loan, $1.367 million as of December 31, 1996, matures in 1998 and is payable in quarterly installments of approximately $195,000. These ESOP shares are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 76-3, which uses cost as the basis for valuing shares as they are released and allocated to participants' accounts. In 1994, the Company borrowed an additional $1.7 million and loaned it to the ESOP to finance the purchase of an additional 1,610,600 shares of common stock. In 1996, the Company repaid the 1994 loan and allocated all of the related shares to participants' accounts. These shares were accounted for in accordance with the AICPA's SOP 93-6, which uses fair market value as the basis of valuing shares. The impact of this was a charge to ESOP compensation expense of $12.9 million reflected in the financial results for 1996. Of the $12.9 million, $11.3 million was a one-time, non-cash charge amounting to $0.59 per share for the full year of 1996 and $4.8 million or $0.28 per share for three months ending December 31, 1995.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                            1996          1995
                                                            ----          ----
Net sales                                                  100.0%        100.0%
Cost of sales                                               46.9          47.1
                                                           -----         -----
Gross profit                                                53.1          52.9

Operating expenses:
  Selling expenses                                           6.7           7.2
  General & administrative expenses                          6.1           9.9
  ESOP compensation expense                                  1.1          51.2
  Research & development expenses                            3.7           3.9
                                                           -----         -----
    Total operating expenses                                17.6          72.2
                                                           -----         -----
Operating income (loss)                                     35.5         (19.3)
Interest expense                                              .2           1.3
Other (income) expense                                      (1.9)          0.0
                                                           -----         -----
Income (loss) before income taxes                           37.2         (20.6)
Income taxes                                                14.2           8.8
                                                           -----         -----
Net income (loss)                                           23.0%        (29.4)%
                                                           =====         =====


Comparison of Three Months Ended December 31, 1995 and 1996
-----------------------------------------------------------
Net Sales. Net sales increased 71% from $10.8 million in the quarter ended December 31, 1995 to $18.5 million in the quarter ended December 31, 1996. The increase for the period was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for basestation applications and for PCS-CDMA subscriber handsets. International sales decreased from approximately 48% of net sales in the three-month period ended December 31, 1995 to 45% of net sales for the three months ended December 31, 1996. The percentage decrease in international sales was due to increasing domestic sales, specifically sales of bandpass filters for subscriber handsets. Sales for military and space systems were approximately 11% of net sales in the three months ended December 31, 1995 compared to approximately 14% of net sales for the three months ended December 31, 1996.

Gross Margin. Gross margin increased slightly from 52.9% in the three months ended December 31, 1995 to 53.1% in the three months ended December 31, 1996. The Company continued to shift production to high-volume components which have somewhat lower gross margins. However, the new Costa Rica facility is operating at favorable gross margins, which offset the slightly lower margins from the high-volume components. The Company anticipates that its gross profit margins may decline in the future due to increased production of lower margin subscriber filters and competitive price pressure.

Selling Expenses. Selling expenses increased in the first quarter of 1997 compared to the same period in 1996, but decreased as a percentage of net sales from the corresponding period. The decrease as a percentage of net sales was a result of the Company's expanding net sales with substantially the same number of sales and marketing personnel in 1997 as in 1996. As a result, selling expenses remained relatively constant with advertising and commission expenses paid to outside sales representatives as the only components that increased significantly with the higher sales level. The Company anticipates that selling expenses will increase as new employees are added to support its sales and marketing effort in 1997 and as commissions are incurred.

General and Administrative Expenses. General and administrative expenses remained essentially flat at approximately $1.1 million for the quarter ended December 31, 1996 from the year-ago quarter. However, these costs decreased as a percentage of sales from 10% for the first quarter of 1996 to 6% in 1997 as the Company was able to increase its sales without incurring significant additional administrative expenses.

ESOP Compensation Expense. For the first quarter of 1997, the Company recorded a charge of $196,000 for ESOP compensation compared to $5.4 million for the same period in fiscal 1996. The expense for the first quarter of 1996 included a $4.8 million non-recurring, non-cash charge related to the release and allocation of all shares accounted for on a market-value basis. The Company will incur ESOP compensation expense of approximately $782,000 for 1997 and approximately $585,000 in 1998.

Research and Development Expenses. Research and development expenses increased $263,000 in the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. These expenses increased due to additional personnel and expanded research and development efforts, but increased at a slower rate than the sales increase. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Interest Expense. Interest expense decreased from $138,000 in the first three months of 1996 to $41,000 in the first three months of 1997, as the Company repaid its credit line with a portion of the proceeds from the IPO in May, 1996.

Other Income and Expense. Other income and expense primarily represents interest income and non-operating expenses. Other income increased due to interest earned on the remaining proceeds of the Company's IPO and positive cash flow for the quarter.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 38% for the first three months of 1997. For the quarter ended December 31, 1995, the Company incurred a non-deductible, non-cash charge for ESOP compensation expense. Had it not been for this charge, the tax provision would have been approximately 37% for the quarter. The Company expects that its effective tax rate will remain at approximately 36% to 39% during 1997.

Risks and Uncertainties
-----------------------
General Risks and Uncertainties. Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including fluctuations in quarterly results, backlog, capacity limitations, order rescheduling or cancellation, limited sources of supply, dependence on continuing demand for wireless communication services, dependence on a limited number of customers, technological change, competition, risks associated with international operations, variation in production yield, change in economic conditions of the various markets the Company serves, as well as the other risks detailed in the Company's Form 10-K filed with the Securities and Exchange Commission on November 8, 1996.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, and its May 1, 1996 initial public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies and for its operations in Costa Rica. For the three months ended December 31, 1996, the Company generated net cash from operating activities of $8.4 million, consisting primarily of net income of $4.3 million, $.8 million of depreciation and amortization, $1.1 million in deferred taxes and $1.4 million of increases in other current liabilities.

The Company has a revolving credit agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. available through January 1998. There were no balances outstanding on this credit line at December 31, 1996.

The Company made capital expenditures of approximately $4.8 million during the quarter ended December 31, 1996. The Company intends to spend approximately $23 million in 1997 on capital equipment and facilities.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

Item 2.  Changes in Securities. None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 10.1 - First Amendment to Amended and Restated Loan and Security Agreement dated December 9th, 1996 between the Company and SunTrust Bank, Central Florida, N.A. ("Suntrust").
         (b) Exhibit 11.1 - Statement regarding computations of earnings per share.
         (c)  Exhibit 27 - Financial Data Schedule.
         (d)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 21, 1997


                               SAWTEK INC.
                               (Registrant)




                               /S/ Steven P. Miller
                               Steven P. Miller
                               Chairman, President & Chief Executive Officer




                               /S/ Raymond A. Link
                               Raymond A. Link
                               Vice President Finance, Chief Financial Officer (Principal Financial Officer)




EXHIBIT INDEX
-------------

10.1 First amendment to Amended and Restated Loan and Security Agreement dated December 9, 1996 between the Company and SunTrust Bank, Central Florida, N.A. ("Suntrust").

11.1      Statement regarding computations of earnings per share.

27        Financial Data Schedule.