Form 10-Q
period 1997-03-30
SAWTEK INC \FL\
filed 1997-04-21
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended March 30, 1997

                                       OR

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-28276

                                   SAWTEK INC.
             (Exact name of registrant as specified in its charter)

                  Florida                              59-1864440
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

                  Yes     X                      No ______


         As of April 15, 1997, there were 20,362,566 shares of the Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                      Page Number
-------  ---------------------                                      -----------

    Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets as of March 31, 1997
             and September 30, 1996 ..................................... 3

             Consolidated Statements of Income (Loss) for the three
             months and six months ended March 31, 1997 and 1996......... 4

             Consolidated Statements of Cash Flows for the six months
             ended March 31, 1997 and 1996............................... 5

             Notes to Consolidated Financial Statements.................. 6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............. 8


Part II.     Other Information
--------     -----------------

    Item 1.  Legal Proceedings ..........................................13

    Item 2.  Changes in Securities ......................................13

    Item 3.  Defaults Upon Senior Securities ............................13

    Item 4.  Submission of Matters to a Vote of Security Holders ........13

    Item 5. Other Information ...........................................13

    Item 6.  Exhibits and Reports on Form 8-K ...........................13

Signatures...............................................................14

Exhibit Index ...........................................................14

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                   March 31,       September 30,
                                                                                     1997               1996
                                                                                     ----               ----
                                                                                  (unaudited)
                                                                           (dollars in thousands, except per share data)
Assets
Current assets:
  Cash and cash equivalents                                                        $35,714            $ 27,743
  Accounts receivable net of allowance for doubtful accounts and returns of
  $875 at March 31, 1997 and $654 at September 30, 1996                              7,653               7,938
  Inventories                                                                        7,094               6,509
  Deferred income taxes                                                              1,237               1,266
  Other current assets                                                                 716                 528
                                                                                    ------              ------
       Total current assets                                                         52,414              43,984
Other assets                                                                           142                 186
Property, plant and equipment, net                                                  36,780              30,424
                                                                                    ------              ------
            Total assets                                                           $89,336            $ 74,594
                                                                                    ======              ======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                 $ 1,874            $  1,801
  Accrued wages and benefits                                                         2,286               3,109
  Other accrued liabilities                                                          1,670               1,068
  Current maturities of long-term debt                                               1,251               1,363
  Income taxes payable                                                               2,631                 844
                                                                                    -------             ------
       Total current liabilities                                                     9,712               8,185

Long-term debt, less current maturities                                              3,262               3,786
Deferred income taxes                                                                4,089                 998

Shareholders' equity:
Common  stock;  $.0005  par value;  120,000,000  authorized  shares;  issued and outstanding shares 20,362,566 at March 31, 1997 and 19,854,102 at September
30, 1996                                                                                10                  10
Capital surplus                                                                     54,207              53,000
Unearned ESOP compensation                                                          (1,171)             (1,367)
Retained earnings                                                                   19,227               9,982
                                                                                    ------              ------
       Total shareholders' equity                                                   72,273              61,625
                                                                                    ------              ------
            Total liabilities and shareholders' equity                             $89,336             $74,594
                                                                                    ======              ======

            See  accompanying  notes  to  consolidated  financial statements.


                                   SAWTEK INC.
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) - unaudited
                                                           Three Months                  Six Months
                                                              Ended                         Ended
                                                            March 31,                      March 31,
                                                            ---------                      ---------
                                                      1997             1996           1997           1996
                                                      ----             ----           ----           ----
                                                             (in thousands, except per share data)
Net sales                                           $20,009          $13,929        $38,511        $24,738
Cost of sales                                         8,313            6,512         16,991         11,604
                                                     ------           ------         ------         ------
Gross profit                                         11,696            7,417         21,520         13,134

Operating expenses:
  Selling expenses                                    1,150              797          2,396          1,571
  General & administrative expenses                   1,786            1,581          2,920          2,649
  ESOP compensation expense                             196            5,539            392         11,079
  Research & development expenses                       912              486          1,593            904
                                                     ------           ------         ------         ------
       Total operating expenses                       4,044            8,403          7,301         16,203
                                                     ------           ------         ------         ------
  Operating income (loss)                             7,652             (986)        14,219         (3,069)

Interest expense                                         70               87            111            225
Other income                                           (453)             (26)          (808)           (20)
                                                     ------           ------         ------         ------
Income (loss) before taxes                            8,035           (1,047)        14,916         (3,274)
Income taxes                                          3,053            1,401          5,671          2,355
                                                     ------           ------         ------         ------
Net income (loss)                                   $ 4,982         $ (2,448)       $ 9,245       $ (5,629)
                                                     ======           ======         ======         ======

Net income (loss) per share                         $  0.23         $  (0.14)       $  0.43       $  (0.31)
                                                     ======           ======         ======         ======
Shares used in computing net income (loss) per
share                                                21,368           18,140         21,363         18,140
                                                     ======           ======         ======         ======

       See  accompanying  notes  to  consolidated  financial statements.

                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      1997           1996
                                                                         (in thousands)
Operating activities:
Net income (loss)                                                   $ 9,245       $ (5,629)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                       1,800            732
  Deferred income taxes                                               3,120             34
  Compensatory stock options                                            553              0
  ESOP allocation                                                       196         11,079
Loss on sale of fixed assets                                            269              0
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                 285            518
    Inventories                                                        (585)        (2,025)
    Other current assets                                               (187)          (390)
  Increase (decrease) in liabilities:
    Accounts payable                                                     73          1,422
    Accrued liabilities                                                (221)          (635)
    Income taxes payable                                              1,787             16
                                                                     ------         -------
Net cash provided by operating activities                            16,335          5,122
Investing activities:
Purchase of property, plant and equipment, net                       (8,436)       (15,254)
Reduction in industrial revenue bond assets                               0          2,606
Proceeds from sale of fixed assets                                       54              0
                                                                     ------         ------
Net cash used in investing activities                                (8,382)       (12,648)
Financing activities:
Proceeds from long-term debt                                              0          8,200
Principal payments on long-term debt                                   (636)        (3,128)
Net proceeds from sale of common stock                                  654            358
Purchase of common stock                                                  0           (191)
Redemption of preferred stock                                             0           (100)
Preferred stock dividends paid                                            0            (27)
                                                                     ------         ------
Net cash provided by financing activities                                18          5,112
                                                                     ------         ------
Increase (decrease) in cash and cash equivalents                      7,971         (2,414)
Cash and cash equivalents at beginning of period                     27,743          2,819
                                                                     ------         ------
Cash and cash equivalents at end of period                         $ 35,714        $   405
                                                                     ======         ======

Interest paid                                                       $   169        $   289
Income taxes paid                                                       765          2,660

           See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
Notes to Consolidated Financial Statements - March 31, 1997 (unaudited)

1.       Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1997, and the results of its operations, and its cash flows for the three and six month periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1996, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1996 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 8, 1996. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date.

The Company's first, second and third quarters end on the Sunday closest to the last day of the last month of such quarter, which was March 30, 1997, for the second quarter of 1997. However, for convenience, the financial statements are dated as of March 31, 1997.

Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1997.

2.       Earnings (loss) Per Share
Earnings (loss) per share ("EPS") is computed based on the weighted average number of common shares, common stock options (using the treasury stock method) and all ESOP shares outstanding. In accordance with Securities and Exchange Commission staff accounting bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the filing date of the initial public offering on April 29, 1996, have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

3.       Inventories - Inventories are composed of the following:

                                                              March 31, 1997    September 30, 1996
                                                              --------------    ------------------
                                                                         (in thousands)
         Raw Material........................................     $2,401               $1,976
         Work in Process.....................................      2,058                2,341
         Finished Goods......................................      2,635                2,192
                                                                   -----                -----
                  Total......................................     $7,094               $6,509
                                                                   =====                =====

4. Property, Plant and Equipment - Property, plant and equipment are composed of the following:

                                                              March 31, 1997    September 30, 1996
                                                              --------------    ------------------
                                                                         (in thousands)
         Land and Improvements...............................   $   671               $   671
         Buildings...........................................     9,566                 9,829
         Production and Test Equipment.......................    26,478                21,459
         Computer Equipment..................................     2,803                 2,734
         Furniture and Fixtures..............................     1,569                 1,533
         Construction in Progress............................     7,505                 4,774
                                                                 ------                ------
                                                                 48,592                41,000
         Less Accumulated Depreciation.......................    11,812                10,576
                                                                 ------                ------
                  Total......................................   $36,780               $30,424
                                                                 ======                ======

5.       Shareholders' Equity
The consolidated changes in shareholders' equity for the six months ended March 31, 1997 are as follows:

                                     (in thousands)
                                                                       Unearned
                                        Common Stock      Capital        ESOP        Retained
                                       Shares   Amount    Surplus    Compensation    Earnings
                                       ------   ------    -------    ------------    --------
Balance at October 1, 1996             19,854    $ 10     $53,000      $(1,367)      $ 9,982
Net income                                                                             9,245
ESOP allocation                                                            196
Compensatory stock options granted                            553
Sale of common stock                      509                 654
                                       ------     ---      ------       ------        ------
Balance at March 31, 1997              20,363    $ 10     $54,207      $(1,171)      $19,227
                                       ======     ===      ======       ======        ======

6.       Increase in Authorized Shares
On March 17, 1997, the shareholders of the Company voted to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.0005 per share, from 40,000,000 shares to 120,000,000 shares. This amendment was adopted pursuant to a recommendation by the Board of Directors to the shareholders of the Corporation and approved by the required majority of the shareholders on March 17, 1997, at a special meeting of the shareholders.

7.       Recently Issued Accounting Standards

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted. The Company intends to adopt the provisions of SFAS 128 in 1998 and does not expect its application to have a material impact on the financial statements of the Company.

Item 2. Management's discussion and analysis of financial condition and result of operations

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

Overview
--------

The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which accounted for 87% of net sales in the first six months of 1997. The Company has also experienced significant growth in its international markets over the last five years, with international sales having more than doubled to approximately 42% of net sales for the first six months of 1997.

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

Net sales increased 56% from the first six months of 1996 to the first six months of 1997. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone basestations and, to a lesser extent, for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $3 to $300 for many high performance wireless applications.

For the six months ended March 31, 1997, net sales to the Company's top ten customers accounted for approximately 75% of net sales with the top four customers accounting for 51%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP"). At that time, the Company borrowed $4.0 million from its commercial bank and loaned it to the ESOP to finance the purchase of 8,888,880 shares of the Company's common stock. The unpaid balance of this loan, $1.171 million as of March 31, 1997, matures in 1998 and is payable in quarterly installments of approximately $195,000. These ESOP shares are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 76-3, which uses cost as the basis for valuing shares as they are released and allocated to participants' accounts. In 1994, the Company borrowed an additional $1.7 million and loaned it to the ESOP to finance the purchase of an additional 1,610,600 shares of common stock. In 1996, the Company repaid the 1994 loan and allocated all of the related shares to participants' accounts. These shares were accounted for in accordance with the AICPA's SOP 93-6, which uses fair market value as the basis of valuing shares. The impact of this was a charge to ESOP compensation expense of $12.9 million reflected in the financial results for 1996. Of the $12.9 million, $11.3 million was a one-time, non-cash charge amounting to $0.59 per share for the full year of 1996. This charge equaled $4.8 million or $0.27 per share for the three months ending March 31, 1996, and $9.6 million or $0.54 per share for the six months ending March 31, 1996.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                              Three Months Ended     Six Months Ended
                                                   March 31,              March 31,
                                              ------------------     ----------------
                                              1997          1996     1997        1996
                                              ----          ----     ----        ----
Net sales                                    100.0%        100.0%   100.0%      100.0%
Cost of sales                                 41.6          46.8     44.1        46.9
                                             -----         -----    -----       -----
Gross profit                                  58.4          53.2     55.9        53.1
Operating expenses:
  Selling expenses                             5.7           5.7      6.2         6.3
  General & administrative expenses            8.9          11.4      7.6        10.7
  ESOP compensation expense                    1.0          39.7      1.0        44.8
  Research & development expenses              4.6           3.5      4.1         3.7
                                             -----         -----    -----       -----
    Total operating expenses                  20.2          60.3     18.9        65.5
                                             -----         -----    -----       -----
Operating income (loss)                       38.2          (7.1)    37.0       (12.4)
Interest expense                                .3            .6       .3          .9
Other income                                  (2.3)         (0.2)    (2.1)       (0.1)
                                             -----         -----    -----       -----
Income (loss) before income taxes             40.2          (7.5)    38.8       (13.2)
Income taxes                                  15.3          10.1     14.8         9.6
                                             -----         -----    -----       -----
Net income (loss)                             24.9%        (17.6)%   24.0%      (22.8)%
                                             =====         =====    =====       =====

Net Sales. Net sales increased 44% from $13.9 million in the quarter ended March 31, 1996 to $20.0 million in the quarter ended March 31, 1997 and increased 56% from $24.7 million in the six months ended March 31, 1996 to $38.5 million in the six months ended March 31, 1997. The increase for both the three and six month periods was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for basestation applications and telephone handsets based on CDMA technology for the telecommunications industry. International sales decreased from approximately 56.4% and 53.0% of net sales in the three and six-month periods ended March 31, 1996 to 40.5% and 42.5% of net sales for the three and six-month periods ended March 31, 1997, respectively. Sales for military and space systems of approximately 15.8% and 13.8% of net sales in the three and six-month periods ended March 31, 1996 compare to approximately 12.1% and 13.0% of net sales for the three and six-month periods ended March 31, 1997, respectively. The percentage decrease was due to the increase in overall net sales, however, the dollar volume of international and military sales actually increased in both the three and six month periods ended March 31, 1997 compared to the same periods ended March 31, 1996.

Gross Margin. Gross margin increased from 53.2% and 53.1% in the three and six-month periods ended March 31, 1996 to 58.4% and 55.9% in the three and six-month periods ended March 31, 1997 primarily due to improved yields, lower manufacturing costs associated with the Costa Rican operation and economies of scale with the increased volume. As the Company shifts its product mix to high volume production, it is anticipated that gross margins will decline as these components are more susceptible to downward pricing pressure.

Selling Expenses. Selling expenses increased 44% and 53% in the second quarter and the first six months of 1997 compared to the same periods in 1996, but remained essentially constant as a percentage of net sales for the corresponding periods. Most of the selling expenses remained relatively constant with commission expenses paid to outside sales representatives as the only component that increased significantly with the higher sales level. The Company anticipates that selling expenses will increase as new employees are added to support its sales and marketing effort in 1997 and as commissions are incurred.

General and Administrative Expenses. General and administrative expenses increased from $1.6 million for the quarter ended March 31, 1996 to $1.8 million for the quarter ended March 31, 1997. These expenses also increased from $2.7 million for the six months ended March 31, 1996 to $2.9 million for the six months ended March 31, 1997. The increase in cost is primarily due to additional expenses incurred as a public company, higher salaries and wages, and compensatory stock option expense.

ESOP Compensation Expense. ESOP compensation expense decreased from $11.1 million in the first six months of 1996 to $392,000 in the first six months of 1997. This decrease of $10.7 million is a result of the Company committing to release and to allocate all of the ESOP shares acquired in 1994 to employees' accounts for services rendered during the first seven months of 1996. For the quarter ended March 31, 1997, the Company recorded a charge of $196,000 for ESOP compensation compared to $5.5 million for the same period in 1996. The 1996 share allocation was accounted for in accordance with SOP 93-6 which uses market value as the basis of valuing shares as they are allocated. The shares were acquired at a cost of $1.03 per share compared to an average market value of $8.03 for the first seven months of 1996. The charge for ESOP shares allocated in 1997 is based on SOP 76-3 which uses the cost of the shares. All remaining ESOP shares are accounted for in accordance with SOP 76-3.

Research and Development Expenses. Research and development expenses increased $426,000 in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. R&D increased 76% from $904,000 in the six months ended March 31, 1996 to $1.6 million in the first six months of 1997, and increased as a percentage of net sales from 3.7% to 4.1% for the same period. These expenses increased due to additional personnel and expanded research and development efforts. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Interest Expense. Interest expense decreased from $225,000 in the first six months of 1996 to $111,000 in the first six months of 1997, due to repayment of debt with a portion of the funds from the Company's IPO.

Other  Income.   Other  income   primarily   represents   interest   income  and
non-operating expenses. Other income increased for the three and six-month periods as the Company recorded increased interest income on its cash balances.

Income Tax Expense.  The  provision  for income taxes as a percentage  of income
(loss) before income taxes was 38.0% for the three and six-month periods ended 1997. In the three and six-month periods ended March 31, 1996, the Company incurred a non-deductible charge for ESOP compensation expense of approximately $4.8 million and $9.6 million, respectively. Had it not been for this charge, the tax provision would have been approximately 37% for both periods. The Company expects that its effective tax rate will remain at approximately 36% to 39% during 1997.

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

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, and its May 1, 1996 initial public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies and for its operations in Costa Rica. For the six months ended

March 31, 1997, the Company generated net cash from operating activities of $16.3 million,consisting primarily of net income of $9.2 million, $1.8 million of depreciation and amortization, $3.1 million in deferred taxes and $1.6 million of increases in other current liabilities. The Company has a revolving credit agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. available through January 1998. There were no balances outstanding on this credit line at March 31, 1997.

The Company made capital expenditures of approximately $3.7 million during the quarter ended March 31, 1997 and $8.4 million for the six months ended March 31, 1997. The Company intends to spend approximately $20 million in 1997 on capital equipment and facilities.

The Company believes that its present cash position, together with its credit facility and funds expected to be generated from operations, will be sufficient to meet its projected working capital and other cash requirements through the next 12 months. However, the Company is considering a follow-on public offering in fiscal 1997 to fund future capital expenditures and working capital needs in the future if, among other factors, the market conditions are favorable. There can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

Item 2.  Changes in Securities. None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

1. Shareholders of record December 9, 1996. Vote to elect Board of Directors to an annual term. Vote cast as of January 20, 1997.

     Nominee to Board         Votes For     Votes Withheld      Abstained
     ----------------         ---------     --------------      ---------
Steven P. Miller             17,520,590          73,931            510
Neal J. Tolar                17,520,590             300            510
Robert C. Strandberg         17,520,590         101,183            510
Bruce S. White               17,520,590          73,881            510
Willis C. Young              17,520,590          74,531            510

2. Shareholders of record February 14, 1997. Vote to amend the Articles of Incorporation to increase the authorized shares from 40,000,000 to 120,000,000. Vote cast as of March 17, 1997.

                                                 Votes for       Votes Withheld
    Vote to amend Articles of Incorporation
    to increase authorized shares                13,578,783         3,242,587


Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 10.1 - First Amendment to Fourth Supplemental Trust Indenture dated November 19, 1996 by and among the Company, SunTrust Bank, Central Florida, N.A., and the Orange County Industrial Development Authority.
         (b) Exhibit 11.1 - Statement regarding computations of earnings per share.
         (c)      Exhibit 27 - Financial Data Schedule.
         (d)      Reports on Form 8-K.

                  On March 25, 1997, the Company filed a Current Report on Form 8-K concerning an amendment to the Company's Articles of Incorporation increasing the authorized shares of its Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 21, 1997


                                 SAWTEK INC.
                                (Registrant)




                                 /S/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance, Chief Financial Officer (Principal Financial Officer)



EXHIBIT INDEX

10.1 Exhibit 10.1 - First Amendment to Fourth Supplemental Trust Indenture dated November 19, 1996 by and among the Company, SunTrust Bank, Central Florida, N.A., and the Orange County Industrial Development Authority.

11.1     Statement regarding computations of earnings per share

 2.7     Financial Data Schedule

                                                                 EXHIBIT 11.1

SAWTEK INC.
STATEMENT REGARDING COMPUTATIONS OF EARNINGS PER SHARE -
as reported on Form 10Q
                                                     Three months           Six months
                                                        ended                  ended
                                                       March 31,             March 31,
                                                     1997     1996          1997     1996
                                                     ----     ----          ----     ----
PRIMARY EARNINGS PER SHARE
Weighted average number of shares of Common
 Stock outstanding                                  20,328   15,837        20,183   15,837

Net effect of dilutive  stock options  based
 on the Treasury  stock method using
 the average fair market
 value in effect for the period                      1,040    2,257         1,163    2,257
                                                    ------   ------        ------   ------
        Total shares outstanding for Primary EPS    21,368   18,094        21,346   18,094
                                                    ======   ======        ======   ======

FULLY DILUTED EARNINGS PER SHARE
Weighted average number of shares of Common
 Stock outstanding                                  20,328   15,837        20,183   15,837

Net effect of dilutive  stock options  based on
the Treasury  stock method using
the fair market value at the end of the period       1,040    2,303         1,180    2,303
                                                    ------   ------        ------   ------
         Total shares outstanding for fully
          Diluted EPS                               21,368   18,140        21,363   18,140
                                                    ======   ======        ======   ======

Net income (loss) applicable to common
 shareholders                                     $  4,982  ($2,448)      $ 9,245  ($5,629)

Earnings (loss) per share:     Primary            $   0.23  ($ 0.14)      $  0.43  ($ 0.31)
                               Fully Diluted      $   0.23  ($ 0.14)      $  0.43  ($ 0.31)

                                                                   EXHIBIT 10.1

                               FIRST AMENDMENT TO
                       FOURTH SUPPLEMENTAL TRUST INDENTURE

         THIS FIRST AMENDMENT TO FOURTH SUPPLEMENTAL TRUST INDENTURE (the "First Amendment") entered into as of the 19th day of November, 1996 by and among ORANGE COUNTY INDUSTRIAL DEVELOPMENT AUTHORITY, a public body politic and corporate and a public instrumentality duly created and existing under and by virtue of the laws of the State of Florida (the "Issuer"), SUNTRUST BANK, CENTRAL FLORIDA, NATIONAL ASSOCIATION f/k/a/ Sun Bank, National Association, a national banking association, as Trustee (the "Trustee") and SAWTEK INC., a Florida corporation (the "Company").

                              W I T N E S S E T H:

         WHEREAS, the Issuer and Sawtek Inc., a Florida corporation (the "Company") heretofore entered into an Installment Sale and Security Agreement, dated as of December 1, 1981, and recorded on December 23, 1981 in Official Records Book 3247, Page 2051, as amended by an Amendment to Installment Sale and Security Agreement dated August 3, 1983, as further amended by a Second Amendment to Installment Sale and Security Agreement dated as of June 1, 1984, and recorded June 7, 1984 in Official Records Book 3515, Page 1454, as further amended by a Third Amendment to Installment Sale and Security Agreement, dated as of January 1, 1987 and recorded April 1, 1987 in Official Records Book 3874, Page 0760, as further amended by a Fourth Amendment to Installment Sale and Security Agreement, dated as of December 20, 1990 and recorded January 14, 1991 in Official Records Book 4253, Page 3406 and as further amended by a Fifth Amendment to Installment Sale and Security Agreement dated as of March 1, 1995 and recorded March 15, 1995 in Official Records Book 4867, page 1818, all of the Public Records of Orange County, Florida (collectively, the "Sale Agreement") whereby the Issuer agreed to finance the cost of acquiring, constructing and equipping a capital project for the expansion of an industrial or manufacturing plant (the "1995 Project", as more fully defined in the Sale Agreement) within the boundaries of Orange County, Florida, through the issuance of a series of its revenue bonds designated, "Orange County Industrial Development Authority, Industrial Development Revenue Bonds (Sawtek Inc. Project), Series 1995" in the aggregate principal amount of $3,500,000.00 (the "Series 1995 Bonds") and to sell the 1995 Project to the Company for a purchase price to be paid in installments and at times and in amounts sufficient to pay the principal of, premium, if any, and interest on the Series 1995 Bonds and to pay Administration Expenses (as defined in the Sale Agreement); and

         WHEREAS, the Issuer and SunTrust Bank, Central Florida National Association, f/k/a/ Sun Bank, National Association, as Trustee (the "Trustee") heretofore entered into a Trust Indenture, dated as of December 1, 1981, and recorded on December 23, 1981 in Official Records Book 3247, at Page 2158, as amended by a Supplemental Trust Indenture, dated August 3, 1983, as further amended by a Second Supplemental Trust Indenture dated as of June 1, 1984, and recorded June 7, 1984 in Official Records Book 3515, Page 1482, as further amended by a Third Supplemental Trust Indenture dated January 1, 1987 and recorded April 1, 1987 in Official Records Book 3874, Page 0760 and as further amended by a Fourth Supplemental Trust Indenture (the "Fourth Supplemental Indenture") dated as of March 1, 1995 and recorded March 15, 1995 in Official Records Book 4867, Page 1852, all of the Public Records of Orange County, Florida, (Collectively, the "Indenture") under which the Series 1995 Bonds are issued and outstanding; and

         WHEREAS, pursuant to a Bond Purchase Agreement by and between the Issuer and SUNTRUST BANK, CENTRAL FLORIDA, NATIONAL ASSOCIATION f/k/a/ Sun Bank, National Association, a national banking association (the "Bondholder") dated as of March 1, 1995 (the "Bond Purchase Agreement") the Bondholder purchased one hundred percent (100%) of the 1995 Bonds; and

         WHEREAS, due to unforeseen circumstances which were not reasonably ascertainable by the Company at the time of issuance of the 1995 Bonds, there has occurred a Determination of Taxability, as defined in the Series 1995 Bonds, the form of which is attached as Exhibit B to the Fourth Supplemental Indenture and, as a result thereof, the Company has requested the Issuer and the Trustee to modify the Adjusted Rate (as defined in the Series 1995 Bonds) applicable to the Series 1995 Bonds after the occurrence of a Determination of Taxability; and

         WHEREAS, pursuant to Section 10.02 of the Indenture, the Issuer and the Trustee, with the approval of the Company and the written consent of the Holders of not less than sixty-six and two-thirds percent (66 2/3%) in principal amount of the Outstanding Bonds, may amend the Indenture or any Supplemental Indenture to modify and amend the Adjusted Rate applicable to the Series 1995 Bonds after a Determination of Taxability; and

         WHEREAS, the Issuer, the Company and the Trustee, by execution of this First Amendment, and the Bondholder, as the holder of one hundred percent (100%) of the Outstanding Bonds, by execution of the Consent and Approval attached to this First Amendment, have consented to the modification and amendment of the Adjusted Rate with respect to the Series 1995 Bonds and the amendment and modification of the form of the Series 1995 Bond attached as Exhibit B to the Fourth Supplemental Indenture, to provide for and/or allow the same.

         NOW, THEREFORE, in consideration of the mutual covenants contained herein, it is hereby mutually covenanted, agreed and confirmed that the Fourth Supplemental Indenture is hereby supplemented, amended and modified as follows:

         1. Amendment to Fourth Supplemental Indenture. The form of the Series 1995 Bond which is attached to the Fourth Supplemental Indenture as Exhibit B is hereby amended by deleting in its entirety the first sentence of the fifth paragraph of page 2 of said Bond and substituting in lieu thereof the following:

                  "In the event that there shall occur a 'Determination of Taxability' (the 'Determination'), as hereinafter defined, the interest rate on this Series 1995 Bond (the 'Adjusted Rate') from the 'Date of Taxability' (as hereinafter defined) to and through the date of payment in full of this Series 1995 Bond (the 'Inclusion Period'), as hereinafter defined, shall be equal to LIBOR, as hereinafter defined, plus one hundred fifty basis points (1.50%), as calculated on each Interest Rate Determination Date, as hereinafter defined. 'LIBOR' as used herein means the interest rate per annum (in accordance with the length of the designated Interest Period, as hereinafter defined) in effect on the Interest Rate Determination Date (as hereinafter defined) designated as the LIBOR rate and published from time to time in the Wall Street Journal or such substitute publication or interest rate reporting service as may be designated in writing from time to time by the Holder to the Company; in any such case rounded, if necessary, to the next higher 1/16 of 1.0%, if the rate is not such a multiple. 'Interest Period' as used herein means 30, 60 or 90 days, or any other period approved by the Holder in its sole and absolute discretion, as selected by the Company from time to time in accordance with the terms hereinafter set forth. 'Interest Rate Determination Date' as used herein means each date for calculating LIBOR for purposes of determining the Adjusted Rate in respect of an Interest Period, and which shall be the second business day prior to the first day of the applicable Interest Period, and which shall be the second business day prior to the first day of the applicable Interest Period. The initial Interest Period shall be thirty (30) days and thereafter the Company shall choose the Interest Period from time to time by giving the Holder notice (a 'Notice of Selection of Interest Period') in such form as may be acceptable to the Holder, which notice shall specify the requested Interest Period and that on the date of the Notice of Selection of Interest Period, there has been no material adverse change in the financial condition of the Company from that set forth on the most recent financial statements furnished to the Holder and must be provided to the Holder no later than the Interest Rate Determination Date for the applicable Interest Period for which the Adjusted Rate is being calculated. If this Series 1995 Bond is unpaid upon the expiration of any Interest Period applicable thereto and the Company has not provided a Notice of Selection of Interest Period and received by the Holder within the time provided above prior to the expiration of such Interest Period of the Interest Period to be applicable to this Series 1995 Bond after the current Interest Period expires, this Series 1995 Bond shall, effective as of the first day after the expiration of such Interest Period, be continued for an Interest Period of identical length to that just expired. Thereafter, subject to the limitations set forth above, the Company may, by giving the Holder an appropriate Notice of Selection of Interest Period, together with the requested Interest Period, elect to change the Interest Period applicable to this Series 1995 Bond at a date designated by the Company, which date shall be (i) no earlier than a date two (2) Banking Days after the receipt by the Holder of such Notice of Selection of Interest Period and (ii) immediately following the expiration of an existing Interest Period."

         2. Execution of Additional Amendment Documents. The Issuer and the Trustee have, simultaneously with the execution of this First Amendment, entered into, executed and delivered an Allonge to Bond (which, collectively with this First Amendment is hereinafter referred to as the "Amendment Document") of even date herewith to evidence the amendment and modification of the Adjusted Rate applicable to the Series 1995 Bond after the occurrence of a Determination of Taxability to accomplish the purposes of this First Amendment.

         3. Ratification of Bond Documents. Except as otherwise specifically set forth in this First Amendment, no other term, condition or provision of the Fourth Supplemental Indenture shall be deemed to be altered, amended or modified hereby and this First Amendment shall not be considered a novation. The Issuer, the Company and the Trustee hereby ratify, approve and confirm the Fourth Supplemental Indenture, as amended and modified hereby. The Company agrees that the amounts advanced to it under the Sale Agreement (as defined in the Fourth Supplemental Indenture) are absolutely and unconditionally due and owing and are not subject to any claims, counterclaims, defenses or other rights of offset whatsoever.

         4. Representations and Warranties. The parties hereby reaffirm all the representations and warranties contained in the Fourth Supplemental Indenture as though made and given in connection with the execution and delivery of this First Amendment and further certify that such representations and warranties are true and correct as of the date hereof.

         5. Complete Agreement. This First Amendment constitutes the complete agreement between the parties hereto and incorporates all prior discussions, agreements and representations made in regard to the matters set forth herein.

         6. Counterparts. This First Amendment and the Consent and Approval of Bondholder attached hereto may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this First Amendment and the Consent and Approval of Bondholder by signing any such counterpart.

         IN WITNESS WHEREOF, the Issuer, the Company and the Trustee have caused this First Amendment to be executive, sealed and delivered by their duly authorized officers on the day and year first above written.

                                     ISSUER:

                                     ORANGE COUNTY INDUSTRIAL
                                     DEVELOPMENT AUTHORITY

(OFFICIAL SEAL)

                                      By:      /s/ J. Schirmm
                                               Vice-Chairman of the Orange
                                               County Industrial Development
                                               Authority

ATTEST:


/s/ Daniel A. Lynch
Secretary of the Orange
County Industrial Development
Authority

                                    TRUSTEE:

                                    SUNTRUST BANK, CENTRAL FLORIDA,
                                    NATIONAL ASSOCIATION f/k/a Sun
                                    Bank, National Association, as Trustee


(CORPORATE SEAL)

                                    By:      /s/ David A. Rimpo
                                    Name:    David A. Rimpo
                                    Title:   Vice President

ATTEST:

/s/ Deborah Moreyra
Name:    Deborah Moreyra
Title:   First Vice President

                                    COMPANY:

                                    SAWTEK INC.


(CORPORATE SEAL)

                                     By:      /s/ Steven P. Miller
                                              Steven P. Miller,
                                              President/Chief Executive Officer

ATTEST:


/s/ Raymond A. Link
Raymond A. Link,
Vice President-Finance, Chief
Financial Officer
                                                        -5-

                       CONSENT AND APPROVAL OF BONDHOLDER


         The undersigned, as the Holder of one hundred percent (100%) of the Outstanding Bonds, hereby approves and consents to the foregoing First Amendment and to the amendment and modification of the Fourth Supplemental Indenture as set forth therein and in the other Amendment Documents.

         Dated as of the 16th day of December, 1996.

                                         SUNTRUST BANK, CENTRAL FLORIDA,
                                         NATIONAL ASSOCIATION f/k/a/ Sun
                                         Bank, National Association

(CORPORATE SEAL)

                                         By:      /s/ Douglas A. Woodman
                                         Name:    Douglas A. Woodman
                                         Title:   Vice President


ATTEST:


/s/ W. John Wendler
Name:    W. John Wendler
Title:   First Vice President