Form 10-Q
period 1997-06-29
SAWTEK INC \FL\
filed 1997-07-18
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended June 29, 1997

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

                  Yes     X                     No
                      ---------                    ---------

         As of July 15, 1997, there were 20,741,805 shares of the Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
------------------------------                                       -----------

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 1997
                  and September 30, 1996 ..........................      3

                  Consolidated Statements of Income (Loss) for the
                  three months and nine months ended June 30, 1997
                  and 1996.........................................      4

                  Consolidated Statements of Cash Flows for the nine
                  months ended June 30, 1997 and 1996..............      5

                  Notes to Consolidated Financial Statements.......      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...      8


Part II. Other Information
--------------------------

         Item 1.  Legal Proceedings ...............................     14

         Item 2.  Changes in Securities ...........................     14

         Item 3.  Defaults Upon Senior Securities .................     14

         Item 4.  Submission of Matters to a Vote of Security
                  Holders .........................................     14

         Item 5. Other Information ................................     14

         Item 6.  Exhibits and Reports on Form 8-K ................     14

Signatures.........................................................     15

Exhibit Index .....................................................     15

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                                         SAWTEK INC.
                                 CONSOLIDATED BALANCE SHEETS
                                                                                June 30,       September 30,
                                                                                  1997              1996
                                                                                --------       -------------
                                                                              (unaudited)
                                                                          (dollars in thousands, except per share data)
Assets
Current assets:
  Cash and cash equivalents                                                     $ 42,378         $ 27,743
  Accounts receivable net of allowance for doubtful accounts and returns of
  $629 at June 30, 1997 and $654 at September 30, 1996                             8,231            7,938
  Inventories                                                                      6,899            6,509
  Deferred income taxes                                                            1,249            1,266
  Other current assets                                                               590              528
                                                                                --------         --------
       Total current assets                                                       59,347           43,984
Other assets                                                                         121              186
Property, plant and equipment, net                                                39,727           30,424
                                                                                --------         --------
            Total assets                                                        $ 99,195         $ 74,594
                                                                                ========         ========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                              $  1,739         $  1,801
  Accrued wages and benefits                                                       2,926            3,109
  Other accrued liabilities                                                        2,236            1,068
  Current maturities of long-term debt                                             1,251            1,363
  Income taxes payable                                                             4,285              844
                                                                                --------         --------
       Total current liabilities                                                  12,437            8,185

Long-term debt, less current maturities                                            3,144            3,786
Deferred income taxes                                                              5,700              998

Shareholders' equity:
  Common stock;  $.0005 par value;  120,000,000  authorized  shares;  issued and outstanding shares 20,426,805 at June 30, 1997 and 19,854,102 at
  September 30, 1996                                                                  10               10
  Capital surplus                                                                 54,402           53,000
  Unearned ESOP compensation                                                      (1,171)          (1,367)
  Retained earnings                                                               24,673            9,982
                                                                                --------         --------
       Total shareholders' equity                                                 77,914           61,625
                                                                                --------         --------
            Total liabilities and shareholders' equity                          $ 99,195         $ 74,594
                                                                                ========         ========


                            See accompanying notes to consolidated financial statements.



                                         SAWTEK INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS) - unaudited
                                                    Three Months                   Nine Months
                                                       Ended                          Ended
                                                      June 30,                       June 30,
                                                  ---------------                ---------------
                                                  1997       1996                1997       1996
                                                  ----       ----                ----       ----
                                                       (in thousands, except per share data)

Net sales                                       $21,203    $14,926             $59,714    $39,664
Cost of sales                                     9,213      6,986              26,204     18,590
                                                -------    -------             -------    -------
Gross profit                                     11,990      7,940              33,510     21,074

Operating expenses:
  Selling expenses                                1,152      1,174               3,548      2,746
  General & administrative expenses               1,292      1,509               4,212      4,157
  ESOP compensation expense                         195      1,846                 587     12,925
  Research & development expenses                 1,088        467               2,681      1,371
                                                -------    -------             -------    -------
       Total operating expenses                   3,727      4,996              11,028     21,199
                                                -------    -------             -------    -------
  Operating income (loss)                         8,263      2,944              22,482       (125)

Interest expense                                     41        114                 152        339
Other income                                       (557)      (240)             (1,365)      (260)
                                                -------    -------             -------    -------
Income (loss) before taxes                        8,779      3,070              23,695       (204)
Income taxes                                      3,333      1,699               9,004      4,054
                                                -------    -------             -------    -------
Net income (loss)                               $ 5,446    $ 1,371             $14,691   ($ 4,258)
                                                =======    =======             =======    =======

Net income (loss) per share                     $  0.25    $  0.07             $  0.69   ($  0.23)
                                                =======    =======             =======    =======

Shares used in computing net income (loss) per
share                                            21,401     20,286              21,372     18,566
                                                =======    =======             =======    =======


                        See accompanying notes to consolidated financial statements.

                                                         4

                                         SAWTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                                     Nine Months Ended
                                                                                           June 30,
                                                                                     -----------------
                                                                                     1997         1996
                                                                                     ----         ----
                                                                                       (in thousands)

Operating Activities:
Net income (loss)                                                                 $ 14,691     ($ 4,258)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                      2,826        1,352
  Deferred income taxes                                                              4,719          390
  Loss on sale of fixed assets                                                         269            0
  ESOP allocation                                                                      196       12,925
  Compensatory stock options                                                           553            0
Changes in operating assets and liabilities:
  Increase in assets:
    Accounts receivable                                                               (293)        (375)
    Inventories                                                                       (390)      (3,568)
    Other current assets                                                               (62)        (263)
  Increase (decrease) in liabilities:
    Accounts payable                                                                   (62)       1,208
    Accrued liabilities                                                                985        1,045
    Income taxes payable                                                             3,441           31
                                                                                   -------     --------
Net cash provided by operating activities                                           26,873        8,487
Investing activities:
Purchase of property, plant and equipment                                          (12,388)     (21,716)
Proceeds from sale of fixed assets                                                      55            0
Reduction in Industrial Revenue Bond assets                                              0        2,606
                                                                                  --------     --------
Net cash used in investing activities                                              (12,333)     (19,110)
Financing activities:
Proceeds from long-term debt                                                             0        8,200
Principal payments on long-term debt                                                  (754)     (10,263)
Net proceeds from sale of common stock in the initial public offering                    0       35,254
Net proceeds from sale of common stock other than in the initial public offering       849          338
Purchase of common stock                                                                 0         (121)
Redemption of preferred stock                                                            0         (100)
Preferred stock dividends paid                                                           0          (27)
                                                                                  --------     --------
Net cash provided by financing activities                                               95       33,281
                                                                                  --------     --------
Increase in cash and cash equivalents                                               14,635       22,658
Cash and cash equivalents at beginning of period                                    27,743        2,819
                                                                                  --------     --------
Cash and cash equivalents at end of period                                        $ 42,378     $ 25,477
                                                                                  ========     ========
Interest paid                                                                     $    224     $    404
                                                                                  ========     ========
Income taxes paid                                                                 $    873     $  3,634
                                                                                  ========     ========

                           See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
     Notes to Consolidated Financial Statements - June 30, 1997 (unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1997, and the results of its operations, and its cash flows for the three and nine-month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1996, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1996 (File No. 000-28276), which was filed with the Securities and Exchange Commission on November 8, 1996 and the Company's S-3 filing dated June 30, 1997. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date.

The Company's first, second and third quarters end on the Sunday closest to the last day of the last month of such quarter, which was June 29, 1997, for the second quarter of 1997. However, for convenience, the financial statements are dated as of June 30, 1997.

Operating results for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1997.

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

3.       Inventories - Inventories are composed of the following:

                                                             June 30, 1997      September 30, 1996
                                                             -------------      ------------------
                                                                        (in thousands)
         Raw Material......................................      $2,329               $1,976
         Work in Process...................................       1,983                2,341
         Finished Goods....................................       2,587                2,192
                                                                 ------               ------
                  Total....................................      $6,899               $6,509
                                                                 ======               ======

                                                         6

4. Property, Plant and Equipment - Property, plant and equipment are composed of the following:

                                                              June 30, 1997     September 30, 1996
                                                              -------------     ------------------
                                                                         (in thousands)
         Land and Improvements..............................    $   671               $   671
         Buildings..........................................      9,596                 9,829
         Production and Test Equipment......................     28,092                21,459
         Computer Equipment.................................      2,862                 2,734
         Furniture and Fixtures.............................      1,613                 1,533
         Construction in Progress...........................      9,705                 4,774
                                                                -------               -------
                                                                 52,539                41,000
         Less Accumulated Depreciation......................     12,812                10,576
                                                                -------               -------
                  Total.....................................    $39,727               $30,424
                                                                =======               =======


5.       Shareholders' Equity

The consolidated changes in shareholders' equity for the nine months ended June 30, 1997 are as follows:

                                                                    (in thousands)
                                                                                Unearned
                                              Common Stock        Capital         ESOP         Retained
                                            Shares     Amount     Surplus     Compensation     Earnings
                                            ------     ------     -------     ------------     --------
Balance at October 1, 1996                  19,854      $ 10      $53,000       ($1,367)       $ 9,982
Net income                                                                                      14,691
ESOP allocation                                                                     196
Compensatory stock options granted                                    553
Sale of common stock                           573                    849
                                            ------      ----      -------        ------        -------
Balance at June 30, 1997                    20,427      $ 10      $54,402       ($1,171)       $24,673
                                            ======      ====      =======        ======        =======


6.       Increase in Authorized Shares

On March 17, 1997, the shareholders of the Company voted to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.0005 per share, from 40,000,000 shares to 120,000,000 shares. This amendment was adopted pursuant to a recommendation by the Board of Directors to the shareholders of the Corporation and approved by the required majority of the holders of the Company's Common Stock on March 17, 1997, at a special meeting of the shareholders.

7.       Recently Issued Accounting Standards

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards.
Early application of this statement is not permitted.

In February 1997, the FASB issued SFAS Statement No. 129, Disclosure of Information about Capital Structure, which is applicable to all companies. Capital structure disclosures required by Statement 129 include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Statement 129 is effective for financial statements for periods ending after December 15, 1997.

In June, 1997, the FASB issued SFAS Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. According to the FASB, the proposal was developed in response to financial statement users' concerns about the increasing number of items that bypass the income statement, such as changes in value of available-for-sale securities and foreign currency translation adjustments, and the effort required to analyze them (even though they are separately disclosed in a statement of shareholders' equity). The standard does not address when transactions are recorded, how they are measured in the financial statements, or whether they should be included in net income or other comprehensive income. The statement is effective for fiscal years beginning after December 15, 1997.

In June, 1997, the FASB issued SFAS Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Statement No. 131 is effective for periods beginning after December 15, 1997.

The Company intends to adopt the provisions of these standards in 1998 and does not expect their application to have a material impact on the financial statements of the Company.


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

Overview
--------

The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which accounted for 87% of net sales in the first nine months of 1997. The Company has also experienced significant growth in its international markets over the last five years, with international sales having more than doubled to approximately 47% of net sales for the first nine months of 1997.

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

Net sales increased 51% from the first nine months of 1996 to the first nine months of 1997. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone base stations and, to a lesser extent, for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $3 to $300 for many high performance wireless applications.

For the nine months ended June 30, 1997, net sales to the Company's top ten customers accounted for approximately 75% of net sales with the top four customers accounting for 47%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP"). At that time, the Company borrowed $4.0 million from its commercial bank and loaned it to the ESOP to finance the purchase of 8,888,880 shares of the Company's Common Stock. These ESOP shares are accounted for in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of
Position ("SOP") 76-3, which uses cost as the basis for valuing shares as they are released and allocated to participants' accounts. In 1994, the Company borrowed an additional $1.7 million and loaned it to the ESOP to enable it to purchase 1,610,600 shares of Common Stock. In 1996, the Company repaid the 1994 loan resulting in the allocation of the related shares to participants' accounts. These shares are accounted for in accordance with the AICPA's SOP 93-6, which uses market value as the basis of valuing shares. The impact of this was a charge to ESOP compensation expense of $12.9 million reflected in the financial results for 1996. Of the $12.9 million, $11.3 million was a one-time, non-cash charge (amounting to $0.59 per share). The Company does not anticipate contributing additional shares of Common Stock beyond those that already have been placed in trust for the ESOP. The remaining balance of $1.2 million will be repaid over the life of the loan.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.
                                                         9

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                              Three Months Ended      Nine Months Ended
                                                   June 30,                June 30,
                                              ------------------      -----------------
                                              1997          1996      1997         1996
                                              ----          ----      ----         ----
Net sales                                    100.0%        100.0%    100.0%       100.0%
Cost of sales                                 43.5          46.8      43.9         46.9
                                             -----         -----     -----        -----
Gross profit                                  56.5          53.2      56.1         53.1
Operating expenses:
  Selling expenses                             5.4           7.9       5.9          6.9
  General & administrative expenses            6.1          10.1       7.1         10.5
  ESOP compensation expense                     .9          12.4       1.0         32.6
  Research & development expenses              5.1           3.1       4.4          3.5
                                             -----         -----     -----        -----
    Total operating expenses                  17.5          33.5      18.4         53.5
                                             -----         -----     -----        -----
Operating income (loss)                       39.0          19.7      37.7          (.4)
Interest expense                                .2            .7        .3           .8
Other income                                  (2.6)         (1.6)     (2.3)         (.7)
                                             -----         -----     -----        -----
Income (loss) before income taxes             41.4          20.6      39.7          (.5)
Income taxes                                  15.7          11.4      15.1         10.2
                                             -----         -----     -----        -----
Net income (loss)                             25.7%          9.2%     24.6%       (10.7)%
                                             =====         =====     =====        =====

                                                      10

Net Sales. Net sales increased 42% from $14.9 million in the quarter ended June 30, 1996 to $21.2 million in the quarter ended June 30, 1997 and increased 51% from $39.7 million in the nine months ended June 30, 1996 to $59.7 million in the nine months ended June 30, 1997. The increase for both the three and nine-month periods was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for base station applications and telephone handsets based on CDMA technology for the telecommunications industry. International sales decreased from approximately 65.4% and 57.6% of net sales in the three and nine-month periods ended June 30, 1996 to 54.4% and 46.7% of net sales for the three and nine-month periods ended June 30, 1997, respectively. Sales for military and space systems of approximately 13.2% and 13.6% of net sales in the three and nine-month periods ended June 30, 1996 compare to approximately 12.4% and 12.8% of net sales for the three and nine-month periods ended June 30, 1997, respectively. The percentage decrease was due to the increase in overall net sales, however, the dollar volume of international and military sales actually increased in both the three and nine-month periods ended June 30, 1997 compared to the same periods ended June 30, 1996.

Gross Margin. Gross margin increased from 53.2% and 53.1% in the three and nine-month periods ended June 30, 1996 to 56.5% and 56.1% in the three and nine-month periods ended June 30, 1997 primarily due to improved yields, lower manufacturing costs associated with the Costa Rican operation and economies of scale with the increased volume. As the Company shifts its product mix to high volume production, including filters for handsets, it is anticipated that gross margins will decline as these components are more susceptible to downward pricing pressure and have lower overall gross profit margins.

Selling Expenses. Selling expenses, as a percentage of net sales, decreased from 7.9% and 6.9% in the three and nine-month periods ended June 30, 1996 to 5.4% and 5.9% for the corresponding periods of 1997. For the nine months ended June 30, 1997, most of the selling expenses remained relatively constant compared to the same period in 1996, with commission expenses paid to outside sales representatives as the only component that increased with the higher sales level. The Company anticipates that selling expenses will increase as new employees are added to support its sales and marketing effort in the future and as commissions are incurred.

General and Administrative Expenses. General and administrative expenses decreased from $1.5 million for the quarter ended June 30, 1996 to $1.3 million for the quarter ended June 30, 1997 because the results for the quarter ended June 30, 1996 had certain one-time start-up costs for the Company's Costa Rican operation. General and administrative expenses remained essentially flat at $4.2 million for the nine-month periods ending June 30, 1996 and 1997.

ESOP Compensation Expense. ESOP compensation expense decreased from $12.9 million in the first nine months of 1996 to $587,000 in the first nine months of 1997. This decrease of $12.3 million is a result of the Company allocating all of the ESOP shares acquired in 1994 to employees' accounts for services rendered during the first seven months of 1996. For the quarter ended June 30, 1997, the Company recorded a charge of $195,000 for ESOP compensation compared to $1.8 million for the same period in 1996. The 1996 share allocation was accounted for in accordance with SOP 93-6 which uses market value as the basis of valuing shares as they are allocated. The shares were acquired at a cost of $1.03 per share compared to an average market value of $8.03 for the first seven months of 1996. The charge for ESOP shares allocated in 1997 is based on SOP 76-3 which uses the cost of the shares. All remaining ESOP shares are accounted for in accordance with SOP 76-3.
                                                        11

Research and Development Expenses. Research and development expenses increased $621,000 in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. R&D increased 96% from $1.4 million in the nine months ended June 30, 1996 to $2.7 million in the first nine months of 1997, and increased as a percentage of net sales from 3.5% to 4.4% for the same period. These expenses increased due to additional personnel and expanded research and development efforts. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Interest Expense. Interest expense decreased from $339,000 in the first nine months of 1996 to $152,000 in the first nine months of 1997, due to repayment of debt with a portion of the funds from the Company's initial public offering.

Other  Income.   Other  income   primarily   represents   interest   income  and
non-operating expenses. Other income increased for the three and nine-month periods as the Company recorded increased interest income on its cash balances.

Income Tax Expense.  The  provision  for income taxes as a percentage  of income
(loss) before income taxes was 38.0% for the three and nine-month periods ended 1997. In the three and nine-month periods ended June 30, 1996, the Company incurred a non-deductible charge for ESOP compensation expense of approximately $1.6 million and $11.2 million, respectively. Had it not been for this charge, the tax provision would have been approximately 37% for both periods. The Company expects that its effective tax rate will remain at approximately 37% to 38% during 1997.

Risks and Uncertainties
-----------------------

General Risks and Uncertainties. Except for historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including fluctuations in quarterly results, backlog, capacity limitations, order rescheduling or cancellation, limited sources of supply, dependence on continuing demand for wireless communication services, dependence on a limited number of customers, technological change, competition, risks associated with international operations, variation in production yield, change in economic conditions of the various markets the Company serves, as well as the other risks detailed in the Company's Form 10-K filed with the Securities and Exchange Commission on November 8, 1996 and in the Company's Form S-3 filed on June 30, 1997.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, and its May 1, 1996 initial public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies and for its operations in Costa Rica. For the nine months ended June 30, 1997, the Company generated net cash from operating activities of $26.9 million, consisting primarily of net income of $14.7 million, $2.8 million of depreciation and amortization, $4.7 million in deferred taxes and $4.4 million of increases in other current liabilities. The Company has a revolving credit agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. available through January 1998. There were no balances outstanding on this credit line at June 30, 1997.

The Company made capital expenditures of approximately $4.0 million during the quarter ended June 30, 1997 and $12.4 million for the nine months ended June 30, 1997. The Company intends to spend approximately $20 million in 1997 on capital equipment and facilities.

The Company completed a public offering on July 1, 1997 and raised an additional $9.5 million in cash through the issuance of 300,000 new shares of common stock.

The Company believes that its cash position, together with its credit facility and funds expected to be generated from operations, will be sufficient to meet its projected working capital and other cash requirements through the next 12 months. There can be no assurance that events in the future will not require the Company to seek additional capital in the future or, if so required, that it will be available on terms acceptable to the Company, if at all.

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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 11.1 - Statement regarding computations of earnings per share.
         (b) Exhibit 27 - Financial Data Schedule.
         (c) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 18, 1997


                                SAWTEK INC.
                                (Registrant)




                                 /S/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance, Chief Financial Officer (Principal Financial Officer)




EXHIBIT INDEX
-------------

11.1     Statement regarding computations of earnings per share.

 2.7     Financial Data Schedule.

SAWTEK INC.                                                         EXHIBIT 11.1

STATEMENT REGARDING COMPUTATIONS OF EARNINGS PER SHARE - as reported on Form 10Q

                                                           Three Months Ended      Nine Months Ended
                                                                June 30,                June 30,
                                                           ------------------      -----------------
                                                           1997          1996      1997         1996
                                                           ----          ----      ----         ----
PRIMARY EARNINGS PER SHARE
Weighted average number of shares of Common
 Stock outstanding                                        20,399        18,756    20,158       16,311

Net effect of dilutive  stock options  based on the
 Treasury  stock method using the average fair market
 value in effect for the period                              982         1,480     1,185        2,254
                                                         -------       -------   -------      -------
        Total shares outstanding for Primary EPS          21,381        20,236    21,343       18,565
                                                         =======       =======   =======      =======

FULLY DILUTED EARNINGS PER SHARE
Weighted average number of shares of Common
 Stock outstanding                                        20,399        18,756    20,158       16,311

Net effect of dilutive  stock options  based on the
 Treasury stock method using the fair market value
 at the end of the period                                  1,002         1,530     1,214        2,255
                                                         -------       -------   -------      -------

        Total shares outstanding for Fully Diluted EPS    21,401        20,286    21,372       18,566
                                                         =======       =======   =======      =======

Net income (loss) applicable to common shareholders      $ 5,446       $ 1,371   $14,691     ($ 4,258)

Earnings (loss) per share:     Primary                   $  0.25       $  0.07   $  0.69     ($  0.23)
                               Fully Diluted             $  0.25       $  0.07   $  0.69     ($  0.23)

