Form 10-K
period 1997-09-30
SAWTEK INC \FL\
filed 1997-11-12
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934 For the fiscal year ended September 30, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                        Commission File Number 000-28276
                   ------------------------------------------
                                   SAWTEK INC.
             (Exact name of registrant as specified in its charter)
                   ------------------------------------------
             Florida                                     59-1864440
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)                           32703
1818 S. Highway 441, Apopka, Florida                     (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (407) 886-8860

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0005 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).
                                    Yes      X                No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of October 31, 1997 was:
Common Stock, $.0005 par value:  $326,162,748

There were 20,771,805 shares of the registrant's Common Stock outstanding as of October 31, 1997.
                      --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended September 30, 1997, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 1997, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page

Item 1.  Business.....................................................     3-18
Item 2.  Properties...................................................      18
Item 3.  Legal Proceedings............................................      18
Item 4.  Submission of Matters to a Vote of Security Holders..........      18

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters. .......................................    18-19
Item 6.  Selected Financial Data......................................    19-20
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................    20-26
Item 8.  Financial Statements and Supplementary Data..................      26
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................      26


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........    27-28
Item 11. Executive Compensation.......................................      29
Item 12. Security Ownership of Certain Beneficial Owners and
          Management..................................................      29
Item 13. Certain Relationships and Related Transactions...............      29


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................      29
         Exhibit Index................................................    29-33
         Signatures...................................................      34

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

ITEM 1.  BUSINESS

         Sawtek designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. The Company's primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as Code Division Multiple Access ("CDMA") and Global System for Mobile communications ("GSM")-based digital wireless systems, digital microwave radios, WLAN, cable television equipment and various defense and satellite systems. The Company's products offer key advantages such as lower distortion, reduced size and weight, high reliability and precise frequency control compared to products based on alternative technologies and address rapidly growing needs in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's proprietary CAD and analysis software tools support rapid and precise SAW device design and simulation, enabling Sawtek and its customers to achieve timely new product development. The Company's commercial customer base accounts for approximately 89% of net sales and includes major telecommunications equipment producers such as Ericsson, LGIC, Lucent Technologies, Motorola, Nokia, and Qualcomm.

Industry Background
-------------------
         Electronic systems which transmit or receive voice, data or video must contain various signal processing components such as bandpass filters, resonators, delay lines and oscillators. These components modify and condition the desired signals while rejecting unwanted signals which cause distortion and interference. The frequency at which these systems transmit and receive information is referred to as the microwave or RF frequency. However, before the information can be used, the signal must generally be converted to a lower intermediate frequency ("IF") and finally to the lowest system frequency, commonly referred to as baseband. While the microwave and RF frequencies at which voice, data and video systems operate are generally dictated by regulatory bodies such as the FCC, system designers have considerable flexibility in selecting one or more IF frequencies which suit the requirements of a specific application and design approach. Consequently, IF components, particularly filters, are developed specifically for each customer and application, even though they frequently must be produced in large quantities. The performance demands placed on these components by increasingly complex systems have changed dramatically over the past few years, particularly in wireless applications.

         The wireless communications industry is experiencing significant worldwide growth. Cost reductions and technological improvements in such wireless communications products as cellular, PCS, global satellite telephones and wireless data systems are contributing to this growth. Wireless communications systems can offer the functional advantages of wired systems without the costly and time consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. Rapidly emerging digital telecommunications standards and technology will provide the performance improvements necessary to address overcrowding of existing cellular systems and to provide increased functionality. Unless carriers adopt the emerging digital standards, they will be forced to build new cellular base station sites and continue to suffer from dropped calls due to the overcrowding problem. These standards include CDMA, an approach being commercialized by Qualcomm in the United States and worldwide, and GSM, adopted throughout Europe and many other countries. These new approaches are being utilized to provide cellular and PCS services as well as wireless local loop ("WLL") networks. As demands for wireless communications subscriber services grow, service providers are offering digital handheld products and expanding the associated infrastructure. These factors, coupled with regulatory changes in the United States and abroad, as well as advances in wireless communications technology, are leading to substantial worldwide growth in existing systems and the emergence of new markets and applications.

         As the wireless telecommunications industry has expanded, previously allocated frequency bands have become increasingly congested, and the need to precisely control transmission frequencies and to filter unwanted signals without distortion has become critically important. In response to this crowding of existing frequency bands, regulatory agencies have allocated new blocks of spectrum at higher frequencies and more stringently regulated allowable signal bandwidths. Systems operating at these higher microwave and RF frequencies require higher frequency IF components to simplify the overall system architecture, thereby reducing cost, complexity and power consumption. To make more efficient use of the crowded frequency bands, the spacing between adjacent signal channels must be reduced, placing the desired signal very close to unwanted interfering signals. Highly selective IF filters are required to pass the desired signal without distortion, while rejecting interfering signals from adjacent channels and other sources.

         Telecommunications systems, including cellular and PCS, are rapidly evolving from traditional analog to more efficient digital modulation techniques to improve system performance and capacity. These digital approaches call for a wider range of bandwidths, higher frequencies and more precise bandwidth control. Furthermore, for highly bandwidth-efficient digital transmission systems to operate properly, all frequency components of the signal must pass through the system with essentially the same time delay or severe distortion may result.

         The development of RF integrated circuits, coupled with surface mount packaging ("SMP") technology, has facilitated a significant reduction in the size of portable wireless products. These developments have, in turn, driven the demand for rugged, miniature, surface mount IF signal processing components, particularly for use in handheld applications such as cellular telephones.

         Traditional signal processing technologies include lumped element ("LC"), ceramic and bulk acoustic wave ("BAW") crystal filters, resonators and oscillators. While these basic approaches have been improved to address changing demands, the improvements have been largely incremental and evolutionary, rather than revolutionary. It is generally difficult to build traditional LC filters with the high selectivity and precision required by many new systems. In addition, most LC filters tend to drift in frequency and degrade in performance with changes in operating temperature. Conventional BAW crystal filters are difficult to build in the higher IF frequency ranges required for many emerging communications applications because the crystal elements of these filters must be made increasingly thinner, resulting in a device that is both delicate and difficult to manufacture. Many conventional types of filters, including both BAW crystal and LC, which are suitable for filtering analog signals, may produce significant distortion when used to filter digital signals. Another inherent limitation of these traditional filter technologies is the inability to adequately reduce their physical size to suit many emerging applications.

         The SAW solution to signal processing relies on the propagation and interaction of acoustic waves on the surface of a piezoelectric crystal. SAW technology offers a number of advantages over competing technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals without significant distortion. Perhaps the most significant benefit inherent in SAW technology is the relative ease in producing large quantities of high precision components that are comparatively small in size. SAW devices are routinely manufactured for higher IF frequency ranges required for emerging systems. The range of signal bandwidths that can be accommodated with SAW technology is quite large, permitting SAW components to address almost all viable applications.

         As the use of wireless communications systems increases and new applications develop, there is a need for large quantities of IF signal processing components which can meet demanding performance, size and reliability requirements. SAW technology is an enabling solution, possessing all of these attributes, with applications in nearly all wireless communications systems.

         Markets and Applications
         ---------------------------
         SAW devices may be utilized in most applications which transmit or receive microwave or RF signals. Sawtek markets and sells bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems to both domestic and international original equipment manufacturers ("OEMs") that integrate these products into receivers, transmitters and other equipment for commercial, industrial, military and space applications. Sawtek provides products to the following markets: telecommunications, data communications, video transmission, military and space systems and other markets.

         Telecommunications
         ------------------
         Telecommunications applications represent a majority of Sawtek's net sales. The Company's telecommunications product offerings consist primarily of IF bandpass filters for CDMA and GSM base station equipment and CDMA subscriber handsets. Additional applications include base station repeaters and global satellite systems. The Company offers over 75 custom SAW components to serve these market applications.

         Cellular. In cellular applications, calls are placed through subscriber handsets by establishing a connection with a base station via RF channels in the 900 MHz frequency range. The Company supplies IF bandpass filters for CDMA and GSM-based cellular base stations and for certain subscriber handset applications.

         PCS. PCS systems are enhanced cellular networks which operate in a frequency band of 1,800 to 2,000 MHz and provide a broad range of telecommunications services. The Company supplies IF bandpass filters for CDMA and GSM-based PCS base station equipment, and bandpass filters for CDMA subscriber handsets.

         Wireless PBX. Wireless PBX, a more sophisticated form of cordless telephony, is becoming increasingly popular in business environments for intra-office communications. The Company supplies bandpass filters to both base station and subscriber handset manufacturers of wireless PBX systems.

         Satellite. A number of satellite telecommunications systems have been proposed by major communications companies and consortia. The Company supplies satellite and ground-based SAW components for several of these developing systems. For some time, Sawtek has been a leading producer of high reliability, space qualified SAW components and is well positioned for these applications.

         Data Communications
         -------------------
         The data communications market encompasses a number of applications involving the transmission and reception of data through wired, wireless or satellite networks. As the usage of these networks increases, OEMs are pursuing broader bandwidths, faster data rates and improved data integrity. OEMs typically specify custom SAW filters based on these requirements and as a result, the Company designs unique products for each OEM. As international standards are adopted to meet these requirements, the Company will support both standard and custom applications. These applications include digital radio, wireless local area networks, handheld data terminals and global positioning systems.

         Video Transmission
         ------------------
         OEM products utilizing relatively low frequency SAW filter designs for cable television ("CATV") head-end equipment are purchased worldwide by cable operating companies. Sawtek manufactures over 30 custom SAW devices to serve the various standards required by the worldwide video transmission market. Emerging technologies within the video transmission market include high definition television ("HDTV") and interactive television. The Company has designed custom products for both of these applications and is involved in limited production of devices for interactive television.

         Military and Space
         ------------------
         Sawtek has been a provider to the military and space systems markets since the Company's inception in 1979. Sawtek's components can be found in major applications that include electronic warfare, defense communications, military and commercial space systems and radar and surveillance.

         Other Markets
         -------------
         The Company designs and produces SAW components for other markets, including commercial avionics, test equipment and identification and security systems. Commercial avionics applications include collision avoidance transponders and radar for line-of-flight weather information. Sawtek's products are utilized in various test equipment applications for circuit design and system performance analysis, such as signal generators, spectrum analyzers and cellular telephone system test equipment. In the identification and security system industry, the Company's products enable OEMs to provide passive SAW RF identification labels (or tags) for a variety of applications, such as toll road vehicle identification and personnel monitoring. The Company also markets three families of standard SAW filters and offers these products for sale through distribution networks in North America and Europe.

         Sawtek has a diversified customer base with four customers that each accounted for over 10% of net sales in 1997. They are in alphabetical order:
Ericsson, Lucent, Motorola and Qualcomm. The Company's top 10 customers accounted for approximately 68% of net sales in 1996 and 76% of net sales for 1997. The loss of any of these customers could have a material adverse effect on the Company's business, operating results and financial condition. There is no assurance that the Company will obtain future business from these customers.

Products
--------
         The Company has produced more than 1,500 unique SAW products at frequencies ranging from 10 MHz to nearly 3 GHz. Products are organized into six product categories: bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and SAW chemical sensor elements. While some product standardization exists, the vast majority of the Company's products are custom developed for an individual application or customer, for which a non-recurring engineering ("NRE") fee is generally charged.

         Bandpass Filters
         ----------------
         Sawtek   currently   offers  three  types  of  SAW  bandpass   filters:
bi-directional transversal, low loss transversal and coupled resonator filters.

         Bi-directional Transversal Filters. This class of filters represents the most widely used application of SAW technology, and the Company offers over 800 products of this type. Because these filters operate over a fairly wide and useful frequency range (10 MHz to 2.5 GHz) and a relatively large range of possible fractional bandwidths (0.1% to 67% of the center frequency), they are the filter component of choice in many modern communications systems. The largest emerging market for this product is in support of cellular and PCS infrastructure and handheld subscriber applications. Numerous bi-directional filter products, supplied in low profile surface mount packages, have been produced for high volume subscriber applications such as CDMA-based cellular and PCS, WLL, WLAN and handheld data terminals.

         Low Loss Transversal Filters. Sawtek offers 180 high performance, low loss transversal filters for use in both infrastructure and subscriber applications in CDMA and GSM-based digital cellular systems, wireless PBX, wireless handheld data terminals and WLANs.

         Coupled Resonator Filters. The Company offers over 70 coupled resonator filter products which include in-line coupled, waveguide coupled and combined mode resonator filters. The Company currently supplies filters of this type for use in GSM, PCS and numerous other commercial and military telecommunications systems.

         Resonators
         ----------
         The Company currently offers two types of resonators: SAW and surface transverse wave ("STW"). More than 100 resonator products, operating from 100 MHz to 1.5 GHz, are available and are generally used as stable, high-Q frequency control elements that determine the operating frequencies of oscillators. The Company generally chooses to offer these products for use in high performance commercial, military and space applications, where the demand for more stringent electrical requirements is not served by high volume SAW resonator manufacturers. In addition to offering these products as individual components, Sawtek's resonators are also used by the Company in the manufacture of its high performance oscillator products.

         Delay Lines
         -----------
         Sawtek currently offers more than 190 SAW delay line products, consisting of non-dispersive, dispersive and multi-tap delay line configurations. Sawtek's delay line products are primarily used in military communications and electronic warfare applications, such as pulse expansion and compression radar. However, they also find uses in commercial applications, such as commercial avionics collision avoidance transponders, RF identification tag systems and wireless handheld data terminal products. All SAW delay lines make use of the fact that a surface acoustic wave travels 100,000 times more slowly than an electromagnetic wave. This permits SAW delay lines to be much smaller for a given signal delay than those of most competing technologies.

         Oscillators
         -----------
         Sawtek currently offers over 100 fixed frequency and voltage controlled oscillators based on both SAW and STW resonator technologies. Oscillators are used to generate a pure RF tone or signal. This signal often determines, directly or through frequency multiplication, the final operating frequency of the system in which it is used. Oscillators, in conjunction with additional circuitry, are also used in converting or mixing RF signals from one frequency to another. The Company's oscillators are used in high performance commercial and military applications such as instrumentation, avionics and electronic warfare.

         SAW-based Subsystems
         --------------------
         The Company's most complex and highly integrated products are SAW-based subsystems. In general, these subsystems consist of key SAW components, surrounded by additional circuitry, that provide a higher level of system functionality than that provided by the SAW devices alone. These products are highly specialized and are custom developed for specific applications. Sawtek's subsystem products are largely used in military and space applications and include channelized filter banks, switched filter and delay line modules and pulse expansion and compression subsystems.

         SAW Chemical Sensor Elements
         ----------------------------
         SAW chemical vapor sensors have been under development at research institutions for many years, and have been successfully demonstrated by government, university and industrial laboratories in the United States and overseas. Sawtek has been a leading supplier of SAW resonators and delay lines used in these sensor development programs for over 12 years, with more than 20 products available.

New Product Development
-----------------------
         Sawtek has identified SAW chemical sensors and subsystems as a strategically promising technology for new product development. Substantial market opportunities exist in applications that include in-situ groundwater contamination analysis, process control, incipient fire detection, electronic noses, soil gas analysis, dry cleaning monitors, fugitive emission monitors, analysis of gases in bulk chemical storage containers, OSHA workplace health and safety monitoring and respirator alarm systems, and chemical warfare agent detection. The Company believes there is currently no widely available technology which meets all of the cost, performance and applications requirements for most of these areas. Thus, there is a need for a cost-effective technology that can be customized for specific applications. SAW chemical sensor systems have the potential for costing a fraction of currently available transportable analytical vapor testing equipment, while providing a suitable level of chemical selectivity and sensitivity, in an instrument that is handheld. These sensor systems could also be fitted with sampling attachments for sensing volatile organic compounds ("VOCs") in soil and water.

         A majority of Sawtek's sensor development work is being conducted as part of a Technology Reinvestment Program ("TRP") project which received a cost-shared financial award (DE-FC07-95ID13343) in the 1994 TRP competition. Sawtek is the lead company in this project, and is working cooperatively with Sandia National Laboratories, Battelle Pacific Northwest Laboratories and consortium members, General Atomics and Perkin-Elmer. To date, Sawtek scientists have made fundamental improvements over prior art in three major technical areas necessary for product development, namely temperature compensation, polymer development and metrology. No commercial sales of SAW chemical sensor systems have been made by the Company to date and there is no assurance that the Company will be successful in developing sensing products for commercial applications.

Technology
----------
         SAW Technology. A simple SAW filter has two transducers which consist of interdigital arrays of thin metal electrodes photolithographically defined on a highly polished piezoelectric wafer. A piezoelectric material is one in which there exists a reciprocal, linear relationship between the electric field in the material and the strain in the material. When a signal of the proper frequency is applied across the interdigital transducers ("IDTs"), the alternating electrode voltages cause the surface of the device to expand and contract due to the varying electric fields induced in the piezoelectric material. This causes the generation of a mechanical (or acoustic) wave propagating at the surface of the device. Reciprocally, the acoustic wave generates an electrostatic wave with potentials at the surface of the device which can be detected by an IDT. The operating frequency of the device is determined by the electrode spacing and the material's surface acoustic wave velocity. This relationship places physical limitations on the frequency of operation of practical SAW devices due to limitations in photolithographic resolution. The configuration of the IDTs and properties of the substrate material determine the signal processing function and response characteristics of the device.

         The appeal of SAW devices as preferred signal processing components is based on the inherent advantages of the technology. SAW devices can provide complex signal processing functions in a single, compact device. One example of this is the outstanding bandpass filter characteristics which can routinely be achieved using SAW technology. Comparable performance utilizing LC filter technology would require numerous components and could occupy many square inches of PC board space. Because surface acoustic waves propagate 100,000 times slower than electromagnetic waves, the realization of relatively long electrical delays on devices of limited dimensions is possible. Additional performance advantages of SAW technology, which vary based on the application, include small size, linear phase, high selectivity, excellent rejection and temperature stability. The ruggedness and reliability of SAW devices are characteristic of the physical device structure. Because device operating frequencies are determined by photolithographic processes, SAW devices do not require complicated tuning procedures, nor do they become detuned in the field. The semiconductor microfabrication techniques used in manufacturing SAW components allow for the volume production of economical and reproducible devices. The outstanding reproducibility of these devices makes them ideal for military electronic warfare applications such as channelized filter banks for spectral analysis. Small size and ruggedness make SAW devices useful for cellular communications and related applications. Finally, the relative radiation hardness of SAW devices makes them ideal for space-based applications.

         Computer Aided Design and Analysis Software. Sawtek's versatile and user-friendly proprietary software fully supports the design and simulation of a broad range of SAW device structures, allowing Sawtek's design engineers to select the optimum SAW device type for a particular application with respect to performance, size and cost.

Manufacturing
-------------
         The manufacturing techniques utilized by the Company to produce its products are very similar to those used by the integrated circuit industry. In general, SAW devices are more straightforward to manufacture than most integrated circuits but involve certain highly complex and precise processes that are unique. While the Company controls a substantial portion of the manufacturing process, some activities are outsourced. The primary raw materials used to manufacture Sawtek's products include piezoelectric wafers and metal or ceramic packages used to house and protect the SAW die. Manufacturing scheduling and control is achieved through the use of a computer based manufacturing resource planning ("MRP II") system. The Company segregates the manufacturing process into two functional areas: wafer fabrication and assembly.

         Wafer Fabrication. The wafer fabrication process involves the deposition of a very thin, uniform coating of aluminum onto piezoelectric wafers. These metallized wafers are coated with a light sensitive material known as photoresist. The wafer is exposed to light through a master glass plate, or photomask, which contains multiple images of the SAW devices to be produced. The image from the photomask is replicated on the wafer through a photolithographic develop and etch process. Each device on the wafer is referred to as a SAW die and each wafer may contain from two to 600 or more die, depending upon the design and performance of the final product. All of the Company's fabrication processes are conducted at the Company's principal facility in Orlando, Florida.

         Assembly. In assembly, the wafer is cut into the individual SAW die with high precision, diamond wheel dicing saws and placed in metal or ceramic packages. The SAW die and associated components, if any, are attached to the base of the package using specialized adhesives. Electrical connections are made between the SAW die and the pins, pads or leads of the package using either manual or automatic wirebonding equipment. The packages are hermetically sealed using specialized welding equipment in a dry nitrogen atmosphere to ensure the long term reliability of the device. After sealing, the units are tested for hermeticity and labeled with a laser marking system. Finally, the units are tested with automated network analyzers to ensure that the devices conform to the desired electrical specifications.

         In 1996, the Company established a subsidiary in Costa Rica for the production of SAW components. In 1997, the Costa Rican subsidiary accounted for approximately 34% of net sales.

         The Company has built a new SMP production facility in Orlando, Florida to automate, in large part, the assembly process of SMP products. Utilizing robotic assembly equipment, the Company has automated the functions of SAW die attach, wire bond, package seal, hermetic leak test, electrical test and package marking.

Sales and Marketing
-------------------
         Due to OEM requirements for custom devices, the Company uses a team-based sales approach to develop relationships at multiple levels of the customer's organization, including management, engineering and purchasing. The Company utilizes 15 domestic and 10 international independent sales representatives to identify opportunities which are then managed by the Company's internal sales force. Direct sales are handled by the Company's sales and marketing personnel and management. The Company also utilizes two distributors to generate additional sales for the Company's standard product families. Once an opportunity is identified, members of the Company's engineering design team and sales team coordinate close technical collaboration with the customer during the design and qualification phase of their program. The Company's executive officers are actively involved in all aspects of the sales and marketing process working closely with the senior management of its customers.

Foreign and Domestic Operations and Export Sales
------------------------------------------------
         See Notes 10 and 11 to Consolidated Financial Statements at page F-16.

Competition
-----------
         The markets for Sawtek's products are characterized by price competition, rapid technological change, product obsolescence and heightened domestic and international competition. Historically, the NRE investment required to produce a SAW design and technical incompatibility issues between various SAW suppliers has led many SAW customers to single source their requirements. In each of the markets for Sawtek's products, the Company competes with large international firms that have substantially greater financial, technical, sales, marketing, distribution and other resources than the Company. In addition, the Company may face competition from companies that currently produce SAW devices for their internal requirements, as well as from a number of the Company's customers that have the potential to develop an internal supply capability for SAW devices. The following North American companies compete with the Company to a greater or lesser degree depending on the strengths and product focuses of each company: Andersen Laboratories, Phonon and RF Monolithics. Competition from European companies principally includes Siemens Matsushita
Components and Thomson. The Company anticipates that it will experience increasing competition from Pacific Rim companies as it expands into handheld and other high volume subscriber applications. The Company expects competition to increase from both established and emerging competitors as well as from internal capabilities developed by certain customers. Additional competition could have a material adverse effect on the Company's business, results of operations and financial condition through price reductions, loss of market share and delays in the timing of customers' orders.

         The Company's ability to compete effectively in its target markets depends on a variety of factors both within and outside of the Company's control, including timing and success of new product introductions by the Company and its competitors, availability of manufacturing capacity, the rate at which customers incorporate the Company's components into their products, the Company's ability to respond to price competition, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Research and Development
------------------------
         Sawtek's research and development efforts are primarily aimed at discovering new and innovative SAW device structures and SAW-based technologies that uniquely address market needs in those areas selected as strategic by the Company. The goal of the Company's research and development group is to develop the technological tools necessary to meet emerging market requirements.

         Sawtek currently employs 21 scientists, technicians and consultants in its research and development efforts. In addition to its staff and consultants, Sawtek is actively involved in cooperative research with outside organizations, including individuals, research groups, universities, institutes and national laboratories. This approach allows Sawtek's research and development group to benefit from the ideas and talents of a group of scientists more than twice as large as Sawtek's internal staff, and to maintain a highly creative, stimulating intellectual environment for its scientists.

         Research and development expenses were $3.8 million in 1997 and $2.0 million for 1996. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Proprietary Rights
------------------
         Sawtek relies on a combination of patents, copyrights and trade secrets to establish and protect its proprietary rights. Sawtek owns eight U.S. patents (which expire from 2003 to 2013), relating to SAW device, oscillator and packaging technologies. Sawtek also owns a substantial body of proprietary techniques and trade secrets. Sawtek recognizes the benefits associated with developing a portfolio of corporate intellectual property, particularly during the new product development process, and is aggressively pursuing patents on several technologies. Over the past two years, 10 patent applications were filed. There can be no assurance that patents will issue from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology.

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

Backlog
-------
         Sawtek's backlog as of September 30, 1997 was approximately $27.4 million compared to the backlog at September 30, 1996 of $27.8 million. The Company has reduced customer delivery times from over 15 weeks 18 months ago to approximately eight to 12 weeks through its capacity expansion efforts. Customers are now placing orders based on this reduced lead time resulting in a slightly lower backlog compared to last year. The Company includes in its backlog only customer orders and certain purchase agreements with firmly scheduled deliveries within the subsequent 12 months. Of the $27.4 million backlog at September 30, 1997, the Company could potentially ship all of this backlog by the end of fiscal 1998. The Company's backlog is used in the MRP II scheduling system to plan and schedule all work orders. The Company's backlog is not necessarily indicative of future product sales, and the Company may be materially adversely affected by a delay or cancellation of a small number of purchase orders. Backlog cancellations are negotiated with each customer in writing and form a part of the contract with the customer.

         Most of the orders from the Company's largest customers allow the customer to cancel the order with a certain amount of required notice; and, from time to time, the Company has experienced cancellations of orders in backlog. This notice is negotiated with each customer and is generally related to the manufacturing cycle time of the product which the customer ordered, typically 60 to 90 days. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers over-order to secure delivery dates and eventually cancel orders the customer may be subject to price renegotiation as a result of the lower quantity of units taken.

Employees
---------
         As of September 30, 1997, the Company had a total of 555 employees, including 390 in manufacturing and operations; 86 in research, development and engineering; 26 in quality assurance; 19 in sales and marketing; and 34 in administration. With the exception of 98 employees located in San Jose, Costa Rica, all of the employees of the Company are based at the Company's headquarters and two other sites in Orlando, Florida. The Company believes its future performance will depend in a large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

                         RISK FACTORS AND UNCERTAINTIES

         There are forward looking statements in this report. Any statement relating to plans, intentions, expectations or other forward looking expression is a forward looking statement. The Company may make other forward looking statements either orally or in writing in the future. The following "Risk Factors and Uncertainties" are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward looking statements.

         Dependence on Continuing Demand for Wireless Communications Services and CDMA Technology. Approximately 62% of the Company's net sales for 1996 and approximately 72% of net sales for 1997 were derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other force that causes a reduction in demand for wireless services may cause a reduction in the need for performance upgrades to existing base stations and in the installation of new base stations, which would have a material adverse effect on the Company's business, financial condition and results of operations. Approximately 59% of the Company's net sales for fiscal 1996 and approximately 56% of net sales for the fiscal 1997 were derived from base station applications. As base stations are installed and upgraded, domestically and internationally, the market for SAW devices installed in such base stations may ultimately become saturated. The life of SAW devices is typically in excess of 20 years, and a market for replacement devices for base stations may not develop.

         Sales of products for CDMA-based systems, including base stations and subscriber handset phones, accounted for approximately 24% of net sales in fiscal 1996 and approximately 50% of net sales for 1997. CDMA technology has recently been introduced in the marketplace and there can be no assurance that unforeseen complications will not arise in the scale-up and operation of CDMA-based systems that could materially delay or limit the commercial use or acceptance of CDMA technology. Such delay or limitation would have a material adverse effect on the Company's business, operating results and financial condition.

         There is a trend toward lower average selling prices for base station filters due to competitive pricing pressures and to the installation of more "micro" base stations which use less expensive, lower performance SAW filters. The Company is uncertain whether an increase in the number of base station filters sold in the future will offset the decrease in the average selling price for these filters so as to maintain or increase revenues from the sale of base station filters. The Company believes that its sales of SAW filters for subscriber handsets in the CDMA market will increase significantly in fiscal year 1998. Handset filters typically produce lower gross margins than the gross margins produced by base station filters.

         Dependence on a Limited Number of Customers. Historically, a limited number of customers have accounted for a significant portion of the Company's net sales. In fiscal 1996 and fiscal 1995, sales to the Company's top 10 customers accounted for approximately 68% and 60% respectively, of net sales. In 1996, the Company's top three customers accounted for approximately 24%, 11% and 8% of net sales. For 1997, sales to the top 10 customers accounted for 76% of net sales with the top four customers accounting for approximately 14%, 12%, 11% and 11% of net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future. In addition, a substantial portion of the Company's products are designed to address the needs of individual customers. Accordingly, the Company's future success depends largely upon the decisions of the Company's current customers to continue to purchase products from the Company, as well as the decisions of prospective customers to develop and market systems that incorporate the Company's products.

         Adverse developments relating to the wireless communications market involving one or more of the Company's large customers, including litigation among such customers, could have an adverse effect on the market price of the Company's Common Stock even if the actual impact of such developments would be immaterial to the Company's results of operations and financial condition.

         Fluctuations in Quarterly Results; Backlog. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors. There are a number of operating factors that may cause fluctuations in quarterly results, one of which is product mix, which is determined by different customer requirements. If the product mix changes, the average selling price and gross margin may be lower. Other factors that may affect quarterly results are delays in production caused by the installation of new equipment, the level of orders that are received and can be shipped in any quarter, price competition, fluctuations in manufacturing yields, availability of manufacturing capacity, market acceptance of product, increased direct labor and overhead, delays in receiving equipment from suppliers, customer over-ordering followed by order cancellations, and cancellation or rescheduling of orders for any reason.

         Purchase orders for the Company's products may be terminated by the Company's customers with prior notice, typically 60 to 90 days. Such orders may be large and intended to satisfy customers' long-term needs. Accordingly, the Company's backlog is not necessarily indicative of future product sales, and the Company may be materially adversely affected by a delay or cancellation of a small number of purchase orders. In addition, the Company's expense levels are based in significant part on the Company's expectations of future product sales and therefore are relatively fixed in the short term. If net sales are below expectations, operating results would be materially adversely affected. Consequently, the Company's results of operations for any quarter are not necessarily indicative of results for any future period. Furthermore, the Company's results of operations may be subject to economic downturns in the electronics industry. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected.

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

         The markets for products offered by the Company are characterized by rapidly changing technology and evolving industry standards. If technology supported by the Company's products becomes obsolete or fails to gain widespread commercial acceptance, the Company's business may be materially adversely affected. Accordingly, the Company believes that continued significant expenditures for research and development will be required. In the past, the Company has depended on customer funded non-recurring engineering charges ("NRE") for a significant portion of its product development expenditures. There can be no assurance that such customer funding will continue in the future, which may require the Company either to reduce the scope of its product development or allocate increased internal resources for such purposes. If the Company is unable to design, develop and introduce competitive products on a timely basis, its future financial condition and operating results could be materially adversely affected. Competing technologies, including digital filtering technology, could develop which could replace or reduce the use of SAW technology for certain applications. Any development of a cost effective, new technology that replaces SAW filtering technology could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks  Associated  with  Costa  Rica  Operations.   The  Company  bears
significant manufacturing risks associated with its operations in San Jose, Costa Rica. During 1997 shipments from Costa Rica accounted for approximately 34% of consolidated net sales. Operating a production facility in Costa Rica carries unknown risks of disruption resulting from government intervention, wars, currency devaluation, labor disputes, earthquakes and other events. Any such disruptions could have a material adverse effect on the Company's business, results of operations and financial condition.

         Competition. The markets for the Company's products are intensely competitive and are characterized by price competition, rapid technological change, product obsolescence and heightened domestic and international competition. In each of the markets for the Company's products, the Company competes with large international companies that have substantially greater financial, technical, sales, marketing, distribution and other resources than the Company. In addition, the Company may face competition from companies that currently manufacture SAW devices for their own internal requirements, as well as from a number of the Company's customers that have the potential to develop an internal supply capability for SAW devices. The Company expects competition to increase from both established and emerging competitors, as well as from internal capabilities developed by certain customers. The Company also believes that a significant source of competition may come from alternative technological approaches. The Company's ability to compete effectively in its target markets depends on a variety of factors both within and outside of the Company's control, including timing and success of new product introductions by the Company and its competitors, availability of manufacturing capacity, the rate at which customers incorporate the Company's components into their products, the Company's ability to respond to price decreases, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

         Risks Associated with International Operations. The Company's international sales account for approximately 44%, 54% and 49% of net sales for fiscal 1997, 1996 and 1995, respectively. Ericsson, based in Sweden, was the Company's second largest customer in fiscal 1997, accounting for approximately 12% of net sales. The sale of products in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export-import regulations, customs matters, longer payment cycles, foreign collection problems and political and transportation risks. The Company's international sales are generally denominated in U.S. dollars. However, the Company may be required in the future, due to competition, to denominate sales in the foreign currencies of certain countries. As a result, fluctuations in currency exchange rates may (in the future) have a significant effect on the Company's sales, even in the absence of an increase or decrease of unit sales to foreign customers. A strong U.S. dollar could have a material adverse effect on the Company's ability to compete internationally. The Company has not, to date, engaged in hedging a portion of its foreign exchange risk. If, however, any of the Company's future international sales are denominated in foreign currencies, the Company may find it necessary to engage in rate hedging activities with respect to certain exchange rate risks. There can be no assurance that the Company will engage in such exchange rate hedging or that any such activities will successfully protect against such risks. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade transactions. For a portion of foreign sales, the Company depends upon independent sales representatives who are not subject to the Company's control and are generally free to terminate their relationships with the Company on 30 days notice.

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

         Manufacturing Risks. The Company's manufacture of SAW devices involves processes that may have reduced yields from time to time, the causes of which are often difficult to determine. While reduced yields have not been a significant factor in limiting production capacity in the past, a material and continuing reduction in yields at any stage of the manufacturing process would have a material adverse effect on the Company's ability to meet its quoted delivery times and cost of production, which would have a material adverse effect on the operations of the Company.

         Dependence on Key Managerial and Technical Personnel. The Company's success depends to a significant extent on the performance of a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the Company. The Company's success will also depend in part on its ability to attract and retain qualified professional, technical, production, managerial and marketing personnel. Competition for such personnel in the SAW industry is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to conduct its operations successfully.

         Intellectual Property and Proprietary Rights. Sawtek relies on a combination of patents, copyrights and trade secrets to establish and protect its proprietary rights. There can be no assurance that patents will issue from any of its pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to Sawtek will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Litigation may be necessary to enforce Sawtek's patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition regardless of the final outcome of the litigation. The Company is not currently engaged in any patent infringement suits nor has it threatened or been threatened with any such suits in recent years. Despite Sawtek's efforts to maintain and safeguard its proprietary rights, there can be no assurances that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to Sawtek's technologies.

         The SAW industry is characterized by uncertain and conflicting intellectual property claims. Sawtek has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing, although it does not believe that it is infringing any third party proprietary rights at this time. To the extent that it deemed necessary, Sawtek has licensed the right to use certain technology patented by others in certain of its products. There can be no assurance that Sawtek will not in the future be notified that it is infringing other patent and/or intellectual property rights of third parties. In the event of such infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to Sawtek. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on Sawtek's business. In any event, patent litigation is expensive, and Sawtek's operating results could be materially adversely affected by any such litigation, regardless of its outcome.

         Environmental and Other Governmental Regulations. The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge and disposal of toxic, volatile and other toxic hazardous chemicals used in its manufacturing processes. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial expenses in order to comply with environmental regulations. Any past or future failure by the Company to control the use of, or to restrict adequately the discharge of, toxic hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company's business, results of operations and financial condition.

         In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

         Volatility of Stock Price. There has been significant volatility in the market price of the Company's Common Stock, as well as in the market price of securities of technology-based companies. Factors such as announcements of new products by the Company or its competitors, variations in the quarterly operating results of the Company and its customers and competitors, the gain or loss of significant contracts, announcements of technological innovations or acquisitions by the Company or its competitors, changes in analysts' financial estimates of the Company's performance, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry, or general economic or stock market conditions unrelated to the Company's operating performance may have a significant impact on the market price of the Common Stock.

         Certain Anti-Takeover Provisions. Certain anti-takeover provisions of the Florida Business Corporation Act could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit or depress the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company is also authorized to issue preferred stock with rights senior to the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. Although the Company has no present plans to issue these shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

         Absence of Dividends. The Company has historically not paid dividends on its Common Stock. Because the Company believes it will require additional capital in the future, the Company currently intends to retain its earnings and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 2.  PROPERTIES

         The Company's principal administrative, engineering and manufacturing facilities are located in three buildings aggregating approximately 86,000 square feet in Orlando, Florida, consisting of one 65,000 square foot facility owned by the Company and two leased facilities. The Company anticipates vacating one 16,000 square foot leased facility at the expiration of the lease term in fiscal 1998 to coincide with the completion of its 28,000 square foot expansion to its main facility. The Company also has a production facility in San Jose, Costa Rica located in a 31,690 square foot Company-owned facility. The Company has spent approximately $3.3 million to upgrade this building. The Company is building a 28,000 square foot expansion to its Orlando facility to be used primarily for research and development, sales and administrative purposes. Upon completion of these facilities, the Company believes its facilities will be adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, on commercially reasonable terms. The Company's Orlando facility is encumbered by an Industrial Development Revenue Bond maturing in 2010.

         Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings either by or against the Company during fiscal 1997 or ongoing as of the date of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The shares of the Company are quoted on the Nasdaq National Market under the symbol "SAWS." The Company went public on May 1, 1996 and accordingly, no public price data is available prior to this date. The following table sets forth the high and low sales price per share of the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                          High           Low
          Fiscal Year Ended September 30, 1996
             3rd Quarter . . . . . . . . . . . . . . .   $39.75        $16.50*
             4th Quarter . . . . . . . . . . . . . . .    35.75         21.50

          Fiscal Year Ended September 30, 1997
            1st Quarter  . . . . . . . . . . . . . . .    42.75         23.75
            2nd Quarter  . . . . . . . . . . . . . . .    46.50         28.00
            3rd Quarter  . . . . . . . . . . . . . . .    37.75         24.00
            4th Quarter  . . . . . . . . . . . . . . .    49.875        32.75

                                       18

         *The Company sold shares in its May 1, 1996 initial public offering at $13.00 per share; however, the first trade was at $16.50 which was the lowest quoted price of Sawtek shares in fiscal 1996.

         The last reported sale price of the Common Stock on the Nasdaq National Market on September 30, 1997 was $46.25 per share.

         As of October 31, 1997 there were 20,771,805 shares of the Company's Common Stock outstanding held by approximately 96 shareholders of record. Many shareholders hold their shares in "street name." The Company believes it has more than 3,000 beneficial owners of its Common Stock.

         Historically, the Company has not paid dividends on its Common Stock. Because the Company believes it may require additional capital in the future, the Company currently intends to retain its earnings and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of selected financial data of the Company and its subsidiaries as of and for each of the five years ended September 30, 1997. The historical consolidated financial data has been derived from the historical financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere herein. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

Consolidated Statements of Income Data:

                                                            Year Ended September 30,
                                            --------------------------------------------------------
                                            1997          1996        1995         1994         1993
                                            ----          ----        ----         ----         ----
                                                     (in thousands, except per share data)
Net sales                                 $82,769       $57,664      $31,317     $19,139      $14,428
Cost of sales                              36,849        27,262       13,084       8,815        7,174
                                           ------        ------       ------       -----        -----
Gross profit                               45,920        30,402       18,233      10,324        7,254
Operating expenses:
  Selling expenses                          5,064         3,947        3,139       2,689        2,600
  General and administrative expenses       5,406         5,791        3,440       3,283        1,408
  ESOP compensation expense                   196        12,925          782         610          499
  Research and development expenses         3,756         1,954        1,669       1,116          831
                                           ------        ------       ------      ------       ------
            Total operating expenses       14,422        24,617        9,030       7,698        5,338
                                           ------        ------       ------      ------       ------
  Operating income                         31,498         5,785        9,203       2,626        1,916
  Interest expense                            197           245          435         302          416
  Other income                             (2,026)         (634)        (291)        (55)         (51)
                                           ------        ------       ------      ------       ------
  Income before income taxes               33,327         6,174        9,059       2,379        1,551
  Income taxes                             12,568         6,514        3,390         894          576
                                           ------        ------       ------      ------       ------
  Net income (loss)                       $20,759       $  (340)     $ 5,669     $ 1,485      $   975
                                           ======        ======       ======      ======       ======
  Net income (loss) per share (1)         $  0.97       $ (0.02)     $  0.34     $  0.08      $  0.05
                                           ======        ======       ======      ======       ======
  Shares used in per share calculations    21,476        19,246       16,529      18,142       19,248
                                           ======        ======       ======      ======       ======
-----------------------------

(1)      Computed on the basis described in Notes to Consolidated Financial Statements.

Consolidated Balance Sheet Data:

                                                                                   September 30,
                                                         ------------------------------------------------------------
                                                         1997         1996             1995        1994          1993
                                                         ----         ----             ----        ----          ----
                                                                                  (in thousands)

Cash, cash equivalents, and
 short-term investments                                $ 58,064     $ 27,743       $ 2,819      $ 2,675        $ 1,709
Working capital                                          68,787       35,799         7,100        5,055          4,122
Total assets                                            119,572       74,594        23,124       11,250         10,784
Long-term debt, less current maturities                   2,638        3,786         6,805        4,147          3,787
Total shareholders' equity                               98,460       61,625       (20,605)      (5,660)        (1,098)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the fiscal year ending on that date.

Overview
--------
         The Company was incorporated in January 1979 to design, develop, manufacture and market a broad range of electronic components based on SAW technology and used in telecommunications, data communications, video transmission, military and space systems and other applications. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. The Company's products were initially concentrated in the military and space systems market, with over half of net sales in 1992 attributable to this market segment. Since then, the Company made a strategic decision to target commercial markets, which accounted for approximately 89% of its net sales in 1997. The Company has also witnessed significant growth in its international markets over the last five years. International sales represented less than 20% of net sales in 1992, 54% of net sales in 1996 and approximately 44% of net sales in 1997.

         The Company derives revenue from high-volume commercial production components, military/industrial production components and engineering services and products. Non-recurring engineering revenue is included in engineering services and products and relates to the design and development of custom devices and delivery of one or more prototype parts. In all cases, revenue is recognized when the parts or services have been completed and units, including prototypes, have been shipped.

         Net sales increased 84% from 1995 to 1996, and 44% from 1996 to 1997. The growth in net sales is attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone base stations and handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices ranging from $3 to $300. The Company is committed to substantially increasing its ability to service the wireless communications market and has recently expanded its operations in both Florida and in San Jose, Costa Rica. The manufacturing expansion in Orlando is complete and production in the new wafer fabrication and assembly areas has begun. The Company began operations in Costa Rica in 1996 and on June 28, 1996, the Company purchased a 31,690 square-foot facility for approximately $1.3 million and spent $3.3 million to upgrade the facility for SAW manufacturing. The facility, which will be used to increase the Company's production capabilities, became operational in July 1997.

         For 1997, net sales to the Company's top 10 customers accounted for approximately 76% of net sales with the top four customers accounting for approximately 48% of net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future.

         There is a trend toward lower average selling prices for base station filters due to competitive pricing pressures and to the installation of more "micro" base stations which use less expensive, lower performance SAW filters. The Company is uncertain whether an increase in the number of base station filters sold in the future will offset the decrease in the average selling price for these filters so as to maintain or increase revenues from the sale of base station filters. The Company believes that its sales of SAW filters for subscriber handsets in the CDMA market will increase significantly in fiscal year 1998. Handset filters typically produce lower gross margins than the gross margins produced by base station filters.

         In 1991, the Company established an Employee Stock Ownership Plan ("ESOP"). At that time, the Company borrowed $4.0 million from its commercial bank and loaned it to the ESOP to finance the purchase of 8,888,880 shares of the Company's Common Stock. These ESOP shares are accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 76-3, which uses cost as the basis for valuing shares as they are released and allocated to participants' accounts. In 1994, the Company borrowed an additional $1.7 million and loaned it to the ESOP to enable it to purchase 1,610,600 shares of Common Stock. In 1996, the 1994 loan was repaid resulting in the allocation of the related shares to participants' accounts. These shares are accounted for in accordance with the AICPA's SOP 93-6, which uses market value as the basis of valuing shares. The impact of this was a charge to ESOP compensation expense of $12.9 million reflected in the financial results for 1996. Of the $12.9 million, $11.3 million was a one-time, non-cash charge (amounting to $0.59 per share). The Company does not anticipate contributing additional shares of Common Stock beyond those that already have been placed in trust for the ESOP.

Results of Operations
         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of income to net sales:

                                                            Percentage of Net Sales
                                                            Year Ended September 30,
                                                       ----------------------------------
                                                       1997          1996            1995
                                                       ----          ----            ----
Net sales . . . . . . . . . . . . . . . . . . .       100.0%        100.0%          100.0%
Cost of sales . . . . . . . . . . . . . . . . .        44.5          47.3            41.8
                                                      -----         -----           -----
Gross margin  . . . . . . . . . . . . . . . . .        55.5          52.7            58.2
Operating expenses:
  Selling expenses  . . . . . . . . . . . . . .         6.1           6.8            10.0
  General and administrative expenses . . . . .         6.6          10.0            11.0
  ESOP compensation expense . . . . . . . . . .         0.2          22.4             2.5
  Research and development expenses . . . . . .         4.5           3.4             5.3
                                                      -----         -----           -----
            Total operating expenses  . . . . .        17.4          42.6            28.8
                                                      -----         -----           -----
Operating income  . . . . . . . . . . . . . . .        38.1          10.1            29.4
Interest expense  . . . . . . . . . . . . . . .         0.2           0.4             1.4
Other income  . . . . . . . . . . . . . . . . .        (2.4)         (1.0)           (1.0)
                                                      -----         -----           -----
Income before income taxes  . . . . . . . . . .        40.3          10.7            29.0
Income taxes  . . . . . . . . . . . . . . . . .        15.2          11.3            10.9
                                                      -----         -----           -----
Net income (loss) . . . . . . . . . . . . . . .        25.1%         (0.6)%          18.1%
                                                      =====         =====           =====

                                       21

Comparison of Years Ended September 30, 1996 and 1997
-----------------------------------------------------
         Net Sales. Net sales increased 44% from $57.7 million in 1996 to $82.8 million in 1997. The increase was a result of increased product shipments to the wireless communications market, specifically sales of high volume filters for base station applications and subscriber handsets based on CDMA technology for the telecommunications industry. International sales increased by $5.2 million in 1997 compared to 1996 principally due to increased product shipments to Korea. Sales for military and space systems decreased from 15% of net sales in 1996 to 12% of net sales in 1997 due to the increase in overall net sales. The dollar volume of military sales, however, actually increased from $8.7 million to $9.7 million from 1996 to 1997.

         Gross margin. Gross margin increased from 52.7% in 1996 to 55.5% in 1997 primarily due to improved yields, lower manufacturing costs associated with the Costa Rican operation and economies of scale with the increased volume. As the Company shifts its product mix to high volume production, it is anticipated that gross margins will decline as these components are more susceptible to pricing pressure.

         Selling expenses. Selling expenses increased 28% from $4.0 million in 1996 to $5.1 million in 1997, and decreased as a percentage of net sales at 6.1% in 1997 compared to 6.8% in 1996. The Company anticipates that selling expenses will increase as new employees are added to support its sales and marketing effort in 1998 and as commission expenses are incurred, but should remain somewhat constant as a percentage of net sales.

         General and administrative expenses. General and administrative expenses decreased 6.0% from $5.8 million in 1996 to $5.4 million in 1997, and decreased as a percentage of net sales from 10.0% to 6.6% for the same periods. The net decrease in expenses was primarily due to higher expenses incurred in 1996 for start-up costs for the Costa Rica operation and compensatory stock option expense.

         ESOP compensation expense. ESOP compensation expense decreased from $12.9 million in 1996 to $196,000 in 1997. This decrease of $12.7 million is a result of the release and allocation of all ESOP shares acquired in 1994 to participants' accounts based on their compensation earned in the first seven months of 1996. These shares are accounted for in accordance with SOP 93-6 which uses market value as the basis of valuing shares as they are committed to be released. In the fourth quarter of FY97, the Company restructured its loan with the ESOP providing for a repayment and allocation of shares over a seven-year period ending in 2003. As a result, the remaining unearned ESOP compensation expense at September 30, 1997 of $1,170,870 will be spread over this period. The Company recorded ESOP compensation expense of $196,000 for the full fiscal year of 1997 and a credit of $391,000 for the fourth quarter due to the loan restructuring that was undertaken in that quarter.

         Research and Development Expenses. Research and development expenses increased 92% from $2.0 million in 1996 to $3.8 million in 1997. These expenses increased due to additional personnel and expanded research and development efforts. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities are conducted in connection with the design and development of custom devices, which are paid for by customers and are classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

         Interest expense. Interest expense decreased from $245,000 in 1996 to $197,000 in 1997 due to repayment of debt.

         Other income. Other income represents interest income and non-operating expenses. Other income increased as the Company recorded increased interest income earned on its cash balances during 1997.

         Income tax expense. The provision for income taxes as a percentage of income before income taxes was 37.7% for 1997. In 1996, the Company incurred a non-deductible charge for ESOP compensation expense of approximately $12.9 million. Had it not been for this charge, the tax provision would have been approximately 37% for this period. The Company expects that its effective tax rate will decline to approximately 36% to 37% in fiscal 1998.

Comparison of years ended September 30, 1995 and 1996
-----------------------------------------------------
         Net sales. Net sales increased 84% from $31.3 million in 1995 to $57.7 million in 1996. The increase was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for base station applications for the telecommunication industry. Sales of high volume commercial production components were up over 129% in 1996 compared to 1995. International sales increased from approximately 49% in 1995 to 54% of net sales for 1996.

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

         General and administrative expenses. General and administrative expenses increased from $3.4 million in 1995 to $5.8 million in 1996 due to start-up costs for the new Costa Rica operations, one-time executive bonuses granted in 1996 and costs for compensatory stock options.

         ESOP compensation expense. ESOP compensation expense increased from $782,000 in 1995 to $12.9 million in 1996. This increase of $12.1 million is a result of the allocation of all ESOP shares acquired in 1994 to participants' accounts. These shares are accounted for in accordance with SOP 93-6 which uses market value as the basis of valuing shares as they are allocated. The shares were acquired at a cost of $1.03 per share compared to an average market value of $8.03 during the period of allocation in 1996. The charge for ESOP shares allocated in 1995 is based on SOP 76-3 which uses the cost basis of the shares. All remaining ESOP shares are accounted for in accordance with SOP 76-3.

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

         Other income. Other income, primarily interest income, increased in 1996 due to interest earned on the remaining proceeds of the Company's initial public offering.

         Income tax expense. The provision for income taxes as a percentage of income before income taxes was 37.4% for 1995. In 1996, the Company incurred a non-deductible charge for ESOP compensation expense of $11.3 million. Had it not been for this charge, the tax provision would have been approximately 37.3% for 1996.

Liquidity and Capital Resources
-------------------------------
         The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of growth in accounts receivable and inventory, investment in product development activities and new technologies, expansion of its operation in Costa Rica and potential acquisitions of new technologies or compatible companies. For 1997, the Company generated net cash from operating activities of $35.3 million consisting primarily of net income of $20.8 million, $3.9 million of depreciation and amortization, $7.7 million of increases in deferred taxes, $2.6 million of increases in accounts payable and accrued liabilities and a $3.9 million increase in taxes payable, partially offset by increases in accounts receivable and inventory of $4.3 million. Cash flow from operations was $13.6 million and $6.8 million in 1996 and 1995, respectively.

         The Company has a credit line agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. renewable annually. There was no balance outstanding on this credit line at September 30, 1997.

         The Company made capital expenditures of $14.4 million during 1997 compared to $24.3 million and $5.6 million in 1996 and 1995, respectively. The Company is in the process of expanding its Orlando, Florida facilities and intends to make various capital expenditures for production and test equipment and furniture and fixtures. In addition, the Company intends to make various capital expenditures for its San Jose, Costa Rica operation. The Company plans to spend approximately $14.0 million in 1998 on capital equipment and facilities.

         The Company believes that its present cash position, together with its credit facility and funds expected to be generated from operations will be sufficient to meet its working capital and other cash requirements through 1998. Thereafter, the Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

Foreign Operations and Export Sales
-----------------------------------
         The Company established a subsidiary in Costa Rica in 1996, began operations in the second quarter and commenced shipments in the third quarter of 1996. As of September 30, 1997, the Company had a net investment of approximately $10 million in this operation and recorded net sales of approximately $28.4 million with an operating profit of approximately $13.4 million for 1997. The functional currency for the Costa Rican subsidiary is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

         In 1996, the Company established a "foreign sales corporation" pursuant to the applicable provisions in the Internal Revenue Code to take advantage of income tax reductions on export sales. Through September 30, 1997, the cost to operate this subsidiary was less than $10,000, and it has less than $10,000 in identifiable assets.

         International sales are denominated in U.S. dollars and represented 44%, 54% and 49% of net sales for the years ended September 30, 1997, 1996 and 1995, respectively. Sales to European markets accounted for 23%, 38%, and 36% for these same periods, respectively. The remaining international sales relate primarily to Asian and Canadian markets. See Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards
------------------------------------
         In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted.

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

Impact of Inflation on the Company
----------------------------------
         Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements, which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Index to Consolidated Financial Statements
------------------------------------------

Report of Ernst & Young LLP, Independent Auditors.......................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Income (Loss)................................... F-4
Consolidated Statements of Shareholders' Equity............................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

Financial Statement Schedules
-----------------------------

         All required information is included in the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Sawtek Inc. and subsidiaries

         We have audited the accompanying consolidated balance sheets of Sawtek Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sawtek Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.




Orlando, Florida                           ERNST & YOUNG LLP
October 24, 1997



                          Sawtek Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)
                                     ASSETS
                                                                                               September 30,
                                                                                            ------------------
                                                                                            1997          1996
                                                                                            ----          ----
Current Assets:
  Cash, cash equivalents, and short-term investments                                      $ 58,064      $ 27,743
  Accounts receivable net of allowance for doubtful accounts  and returns of $684 at
    September 30, 1997 and $654 at  September 30, 1996                                      11,895         7,938
  Inventories                                                                                6,877         6,509
  Deferred income taxes                                                                      1,234         1,266
  Other current assets                                                                         579           528
                                                                                           -------       -------
            Total current assets                                                            78,649        43,984
Other assets                                                                                   122           186
Property, plant and equipment, net                                                          40,801        30,424
                                                                                           -------       -------
            Total assets                                                                  $119,572      $ 74,594
                                                                                           =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                               September 30,
                                                                                            ------------------
                                                                                            1997          1996
                                                                                            ----          ----
Current Liabilities:
  Accounts payable                                                                        $ 2,667       $ 1,801
  Accrued wages and benefits                                                                3,290         2,825
  Other accrued liabilities                                                                 2,588         1,352
  Current maturities of long-term debt                                                      1,249         1,363
  Income taxes payable                                                                         68           844
                                                                                           ------        ------
            Total current liabilities                                                       9,862         8,185
Long-term debt, less current maturities                                                     2,638         3,786
Deferred income taxes                                                                       8,612           998
Shareholders' Equity:
  Common Stock; $.0005 par value;120,000,000 authorized shares; issued and out-
    standing shares 20,761,805 at September 30, 1997 and 19,854,102 at September 30, 1996      10            10
  Capital surplus                                                                          68,880        53,000
  Unearned ESOP compensation                                                               (1,171)       (1,367)
  Retained earnings                                                                        30,741         9,982
                                                                                          -------        ------
            Total shareholders' equity                                                     98,460        61,625
                                                                                           -------        ------
            Total liabilities and shareholders' equity                                   $119,572       $74,594
                                                                                          =======        ======



                See notes to consolidated financial statements.

                                      F-3

                          Sawtek Inc. and Subsidiaries
                    Consolidated Statements of Income (Loss)
                      (in thousands, except per share data)

                                                                             Year Ended September 30,
                                                                       ----------------------------------
                                                                       1997             1996          1995
                                                                       ----             ----          ----
Net sales                                                           $ 82,769         $ 57,664       $ 31,317
Cost of sales                                                         36,849           27,262         13,084
                                                                     -------          -------        -------
Gross profit                                                          45,920           30,402         18,233
Operating expenses:
  Selling expenses                                                     5,064            3,947          3,139
  General and administrative expenses                                  5,406            5,791          3,440
  ESOP compensation expense                                              196           12,925            782
  Research and development expenses                                    3,756            1,954          1,669
                                                                     -------          -------        -------
            Total operating expenses                                  14,422           24,617          9,030
                                                                     -------          -------        -------
Operating income                                                      31,498            5,785          9,203
Interest expense                                                         197              245            435
Other income                                                          (2,026)            (634)          (291)
                                                                     -------          -------        -------
Income before taxes                                                   33,327            6,174          9,059
Income taxes                                                          12,568            6,514          3,390
                                                                     -------          -------        -------
Net income (loss)                                                   $ 20,759         $   (340)      $  5,669
                                                                     =======          =======        =======
Net income (loss) per share                                         $   0.97         $  (0.02)      $   0.34
                                                                     =======          =======        =======
Shares used in per share calculations                                 21,476           19,246         16,529
                                                                     =======          =======        =======


                See notes to consolidated financial statements.


                          Sawtek Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)

                                              6% Cumulative
                                              Preferred Stock      Common Stock                  Unearned      Retained
                                            -----------------     ---------------   Capital        ESOP        Earnings
                                            Shares     Amount     Shares   Amount   Surplus    Compensation    (deficit)
                                            ------     ------     ------   ------   -------    ------------    ---------
Balance at October 1, 1994                   150       $ 300      5,342     $  3   $   705                     $ (6,668)

  Net income                                                                                                      5,669
  Sale of Common Stock                                              330                 52
  Purchase of Common Stock                                         (427)              (101)                        (478)
  Market value adjustment to redeemable
    ESOP Common Stock                                                                                           (21,298)
  Stock option compensation                                                          1,229
  Preferred stock dividends                                                                                         (18)
                                             ---        ----     ------      ---     -----        -----          ------
Balance at September 30, 1995                150         300      5,245        3     1,885                      (22,793)
  Net loss                                                                                                         (340)
  Reclassification of redeemable ESOP
    Common Stock in connection with
    initial public offering                                       9,843        5     1,851       (3,023)         33,287
  ESOP allocation                                                                   11,269        1,656
  Sale of Common Stock in the initial
    public offering                                               3,000        2    35,218
  Sale of Common Stock other than in the
    initial public offering                                       1,813                382
  Purchase of Common Stock                                          (56)               (21)                        (145)
  Compensatory stock option tax benefit                                              2,021
  Stock option compensation                                                            195
  Preferred stock dividends                                                                                         (27)
  Redemption of preferred stock             (150)       (300)         9                200
                                             ---        ----     ------      ---    ------        -----          ------
Balance at September 30, 1996                 --         --      19,854       10    53,000       (1,367)          9,982
  Net Income                                                                                                     20,759
  Sale of Common Stock                                              908             10,627
  Compensatory stock option tax benefit                                              4,700
  Stock option compensation                                                            553
  ESOP allocation                                                                                   196
                                             ---        ----     ------      ---    ------        -----         -------
Balance at September 30, 1997                 --         --      20,762     $ 10   $68,880      ($1,171)       $ 30,741
                                             ===        ====     ======      ===    ======        =====         =======

                See notes to consolidated financial statements.

                          Sawtek Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          Year Ended September 30,
                                                                       -----------------------------
                                                                       1997         1996        1995
                                                                       ----         ----        ----
Operating activities:
Net income (loss)                                                   $ 20,759      $  (340)   $ 5,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                      3,938        2,141        790
    Deferred income taxes                                              7,646          402       (415)
    ESOP allocation                                                      196       12,925        782
    Stock option compensation                                            553          195      1,229
    Loss on sale of fixed assets                                          87
Changes in operating assets and liabilities:
    Increase in assets:
    Accounts receivable                                               (3,957)      (2,685)    (2,434)
    Inventories                                                         (368)      (3,267)    (1,494)
    Other current assets                                                 (51)        (399)       (17)
    Increase in liabilities:
    Accounts payable                                                     866        1,023        435
    Accrued liabilities                                                1,701        1,409      1,522
    Income taxes payable                                               3,923        2,151        709
                                                                     -------      -------     ------
Net cash provided by operating activities                             35,293       13,555      6,776

Investing activities:
Purchase of property, plant and equipment                            (14,381)     (24,347)    (5,551)
Increase in Industrial Revenue Bond assets                                            (48)    (3,574)
Reduction in Industrial Revenue Bond assets                                         2,654        968
Industrial Revenue Bond acquisition costs                                                        (87)
Short-term investments                                               (15,764)
Proceeds from sales of fixed assets                                       44
                                                                     -------      -------     ------
Net cash used in investing activities                                (30,101)     (21,741)    (8,244)

Financing activities:
Proceeds from long-term debt                                                        8,200      3,500
Principal payments on long-term debt                                  (1,262)     (10,399)    (1,409)
Sale of Common Stock                                                  10,627       35,602         52
Purchase of Common Stock                                                             (166)      (513)
Redemption of preferred stock                                                        (100)
Preferred stock dividends paid                                                        (27)       (18)
                                                                     -------      -------     ------
Net cash provided by financing activities                              9,365       33,110      1,612
                                                                     -------      -------     ------
Increase in cash and cash equivalents                                 14,557       24,924        144
Cash and cash equivalents at beginning of period                      27,743        2,819      2,675
                                                                     -------      -------     ------
Cash and cash equivalents at end of period                            42,300       27,743      2,819
Short-term investments                                                15,764
                                                                     -------      -------     ------
Cash, cash equivalents, and short-term investments                  $ 58,064     $ 27,743    $ 2,819
                                                                     =======      =======     ======

                See notes to consolidated financial statements.

                          Sawtek Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
         Description of Business. Sawtek Inc. and subsidiaries (the "Company") designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. The Company's primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as Code Division Multiple Access and Global System for Mobile communications-based digital wireless systems, digital microwave radios, WLAN, cable television equipment and various defense and satellite systems.

         Initial Public Offering. The Company completed an initial public offering ("IPO") in May 1996, whereby 3,000,000 shares of Common Stock, par value $.0005 per share were issued and sold at $13 per share. The Company raised a net amount of $35,220,000 which was used for debt repayment, capital expenditures, working capital and other general corporate purposes.

         Prior to the IPO, the Company effected a twenty-for-one stock split of issued and outstanding common shares and increased the authorized number of shares to 40,000,000 shares of Common Stock which was again increased to 120,000,000 shares in 1997. All share, per share, ESOP, and stock option information in the accompanying financial statements has been restated to reflect the split and change in authorized shares. Also, prior to the IPO the Company redeemed the 6% cumulative preferred stock for $100,000 and 9,087 shares of Common Stock.

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

         Financial Instruments. The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and 18 months from the purchase date. All cash equivalents and short-term investments are classified as held to maturity and are recorded at cost, which approximates market.

         Accounts Receivable. Potential credit losses are recognized as they are identified and are reported as an increase to sales expenses. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers, generally short payment terms and their dispersion across geographic areas and markets.

         Inventories.  Inventories  are  stated at the lower of cost  (first-in,
first-out  method)  or  market.  Cost  includes  materials,   direct  labor  and
manufacturing overhead. Market is defined principally as net realizable value.

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

         Intangibles. Various fees incurred in the acquisition of two Industrial Revenue Bonds were capitalized and are being amortized using the interest method over the lives of the agreements. Various fees incurred in the establishment of an Employee Stock Ownership Plan were also capitalized and are being amortized using the interest method over the lives of the related debt.

         Earnings Per Share. Earnings per share ("EPS") is computed based on the weighted-average number of Common Shares, common stock options (using the treasury stock method) and all ESOP shares outstanding. In accordance with Securities and Exchange Commission staff accounting bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the one year period prior to the filing date of the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

         Revenue Recognition. Revenues from production contracts are recorded when the product is completed and shipped. Revenues from non-recurring engineering ("NRE") are recognized when the parts or services have been completed and units, including prototypes, have been shipped. Revenues from NRE are less than 10% of total net sales for the periods reported.

         Income Taxes. The provision for income taxes includes Federal and State taxes currently payable and deferred taxes arising from temporary differences between income for financial and tax reporting purposes. These temporary differences result principally from the use of accelerated methods of depreciation for tax purposes, earnings of the Costa Rican subsidiary not currently subject to tax, the provisions for losses on inventories and accounts receivable, and the accounting for stock compensation. Research and development tax credits are applied as a reduction to the provision for income taxes in the year in which they are utilized.

         ESOP Compensation Expense. ESOP shares acquired after December 31, 1992, are accounted for according to the provisions of Statement of Position
(SOP) 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants. This SOP requires that compensation expense be measured using a fair market value basis when the shares are committed to be released to the employees. The Company accounts for ESOP shares acquired prior to January 1, 1993, in accordance with Statement of Position 76-3, which requires compensation expense be measured using the cost basis of the shares when the shares are committed to be released to employees.

         Stock-Based Compensation. The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than the ESOP in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions of SFAS 123 on October 1, 1996, and has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

         SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." The Company adopted the provisions of SFAS 121 as of October 1, 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of this statement did not have a material impact on the financial statements of the Company.

         SFAS No. 128, "Earnings per Share." In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held Common Stock or potential Common Stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted.

         SFAS No. 129, "Disclosure of Information about Capital Structure." In February 1997, the FASB issued SFAS Statement No. 129, "Disclosure of Information about Capital Structure," which is applicable to all companies. Capital structure disclosures required by Statement 129 including liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Statement 129 is effective for financial statements for periods ending after December 15, 1997.

         SFAS No. 130, "Reporting Comprehensive Income." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997.

         The Company intends to adopt the provisions of SFAS 128, 129, 130 and 131 in 1998 and does not expect their application to have a material impact on the financial statements of the Company.

         Reclassifications.   Certain   amounts   in  prior   years   have  been
reclassified to conform to current year presentation.

Note 2 - Cash, Cash Equivalents, and Short-Term Investments
-----------------------------------------------------------
         Cash, cash equivalents, and short-term investments is composed of the following:

                                                            September 30,
                                                        --------------------
                                                        1997            1996
                                                        ----            ----
                                                            (in thousands)
Cash and equivalents:
--------------------
Cash                                                  $ 1,837          $   604
Commercial paper                                       40,463           27,139
                                                       ------           ------
Cash and equivalents                                   42,300           27,743

Short-term investments:
----------------------
Municipal securities                                    5,766
Certificates of deposit                                 4,998
Government agency securities                            5,000
                                                       ------
Short-term investments                                 15,764
                                                       ------           ------
Cash, cash equivalents, and short-term investments    $58,064          $27,743
                                                       ======           ======

Note 3 - Allowance for Doubtful Accounts and Sales Returns
----------------------------------------------------------
         The allowance for doubtful accounts and sales returns is composed of the following:

                                                                       September 30,
                                                         ----------------------------------------
                                                         1997               1996             1995
                                                         ----               ----             ----
                                                                       (in thousands)
Balance, beginning of period                             $ 654              $ 277            $  88
Provision for doubtful accounts and sales returns          821                820              364
Sales returns and uncollectible accounts written off      (791)              (443)            (175)
                                                          ----               ----             ----
Balance, end of period                                   $ 684              $ 654            $ 277
                                                          ====               ====             ====



Note 4 - Inventories
--------------------
         Inventories are composed of the following:

                              September 30,
                          --------------------
                          1997            1996
                          ----            ----
                             (in thousands)
Raw material           $ 2,911          $ 1,976
Work in process          2,246            2,341
Finished goods           1,720            2,192
                        ------           ------
          Total        $ 6,877          $ 6,509
                        ======           ======

         The allowance for obsolete and slow moving inventory is composed of the following:

                                         September 30,
                                -------------------------------
                                1997          1996         1995
                                ----          ----         ----
                                        (in thousands)
Balance, beginning of period   $1,705        $  887        $680
Charged to cost of sales          270           931         245
Disposal of inventory             (40)         (113)        (38)
                                -----         -----         ---
Balance, end of period         $1,935        $1,705        $887
                                =====         =====         ===

Note 5 - Property, Plant and Equipment
--------------------------------------
         Property, plant and equipment is composed of the following:

                                           September 30,
                                        -------------------
                                        1997           1996
                                        ----           ----
                                          (in thousands)

Land and improvements                 $   671        $   671
Buildings                              14,076          9,829
Production and test equipment          29,490         21,459
Computer equipment                      2,977          2,734
Furniture and fixtures                  1,833          1,533
Construction in progress                5,507          4,774
                                       ------         ------
                                       54,554         41,000
Less accumulated depreciation          13,753         10,576
                                       ------         ------
      Total                           $40,801        $30,424
                                       ======         ======

         Approximately $159,000, $380,000 and $82,000 of interest costs were capitalized as part of property, plant and equipment in 1997, 1996 and 1995, respectively.

Note 6 - Line of Credit
-----------------------
         The Company has a line of credit with a bank for working capital, equipment purchases, plant expansion and other general business purposes of $15,000,000 with interest at LIBOR plus 125 basis points. The line of credit is unsecured and renewable annually. Covenants in connection with the line of credit and with long-term debt agreements impose restrictions with respect to, among other things, the maintenance of certain financial ratios, additional indebtedness and disposition of assets. The Company was in compliance with the covenants as of September 30, 1997 and 1996.

         There were no borrowings against the line of credit at September 30, 1997. In 1996, the Company borrowed $7,000,000 and repaid all of this with a portion of the proceeds from the IPO.

Note 7 - Long-Term Debt and Lease Obligations
---------------------------------------------
         Long-term debt consists of the following:

                                         September 30,
                                      -------------------
                                      1997           1996
                                      ----           ----
                                        (in thousands)
Industrial Revenue Bond (a)          $  490         $  593
ESOP Note (b)                           780          1,367
Industrial Revenue Bond (c)           2,617          2,970
Term Loan (d)                           -              219
                                      -----          -----
                                      3,887          5,149
Less Current Maturities               1,249          1,363
                                      -----          -----
                                     $2,638         $3,786
                                      =====          =====

         (a) In 1982, the Company obtained $1,800,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by land and land improvements, the building and related equipment with a carrying value of approximately $780,000 at September 30, 1997 and $823,000 at September 30, 1996. The obligation is payable in varying quarterly installments through 2001 plus interest at 68% of the prime rate.

         (b) In 1991, the Company  established an Employee Stock  Ownership Plan
(ESOP). The Company borrowed $4,000,000 from a bank and loaned it to the ESOP. The remaining obligation is payable to the bank in quarterly installments of $195,521, plus interest at 7.16%, through September 1998.

         (c) In 1995, the Company obtained $3,500,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by a building expansion and related equipment with a carrying value of approximately $7,505,000 at September 30, 1997 and $7,939,000 at September 30, 1996. The
obligation is payable in quarterly installments of $88,334 through March 2000, thereafter in quarterly installments of $43,334 through March 2010, both plus interest at LIBOR plus 150 basis points.

         (d) The term loan was repaid in 1997.

         The Company leases equipment under a noncancelable agreement that expires in 1998. Rental expense was approximately $461,000, $481,000 and $168,000 in 1997, 1996 and 1995, respectively.

         Required future payments for long-term debt and operating leases are as follows:

                             Debt                    Leases
                             ----                    ------
                                     (in thousands)
1998                        $1,249                    $317
1999                           469                      33
2000                           379                       7
2001                           288                       -
2002                           202                       -
Thereafter                   1,300                       -
                             -----                     ---
                            $3,887                    $357
                             =====                     ===

         The Company made interest payments of approximately $313,000, $550,000 and $456,000 on long-term debt in 1997, 1996 and 1995, respectively.

         The fair value of the Company's long-term debt approximates the carrying amount.

Note 8 - Income Taxes
---------------------
         The income tax provision is composed of the following:

                                                 Year Ended September 30,
                                             --------------------------------
                                             1997           1996         1995
                                             ----           ----         ----
                                                      (in thousands)
Current:
  Federal                                 $ 4,549          $ 5,176      $3,263
  State                                       373              936         542
                                           ------           ------       -----
                                            4,922            6,112       3,805
Deferred:
  Federal                                   6,554              343        (354)
  State                                     1,092               59         (61)
                                           ------            -----       -----
                                            7,646              402        (415)
                                           ------           ------       -----
       Total Income Tax Provision         $12,568          $ 6,514      $3,390
                                           ======           ======       =====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences giving rise to year-end deferred tax balances were as follows:

                                                                   September 30,
                                                                -------------------
                                                                1997           1996
                                                                ----           ----
                                                                   (in thousands)
Current:
  Accruals not currently deductible                            $   340        $   475
  Inventory costs capitalized for tax purposes                     195            210
  Inventory loss provision                                         699            581
                                                                ------         ------
            Deferred Tax Asset                                 $ 1,234        $ 1,266
                                                                ======         ======
Non-Current:
  Stock option compensation not currently deductible           $   664        $   568
  Earnings of subsidiary not currently taxed                    (6,940)          (328)
  Excess tax over book depreciation                             (2,336)        (1,238)
                                                                ------         ------
            Deferred Tax Liability                             $(8,612)       $  (998)
                                                                ======         ======

         A reconciliation of statutory Federal income taxes to reported income taxes is as follows:

                                                    Year Ended September 30,
                                                 -------------------------------
                                                 1997          1996         1995
                                                 ----          ----         ----
                                                          (in thousands)
Income taxes computed at the Federal
 statutory rate of 35% (34% in 1995)           $11,664        $2,161      $3,080
State income taxes, net of Federal benefit         952           646         329
Non-deductible ESOP compensation expense                       3,944
Other                                              (48)         (237)        (19)
                                                ------         -----       -----
Total Income Tax Provision                     $12,568        $6,514      $3,390
                                                ======         =====       =====


         In 1997 and 1996, the Company's tax liability was reduced and its capital surplus was increased by $4,700,000 and $2,021,000, respectively, as a result of transactions involving stock options.

         The Company made income tax payments of approximately $1,007,000, $3,959,000 and $3,105,000 in 1997, 1996 and 1995, respectively.

         The Company provides for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica. The subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003 and a 50% exemption thereafter through 2007.

Note 9 - Employee Benefit Plans
-------------------------------
         In 1997, the Company merged the Sawtek Inc. Code Section 401(k) Profit Sharing Plan into the Employee Stock Ownership Plan for Employees of Sawtek Inc. and renamed the combined plan the Sawtek Inc.Employee Stock Ownership and 401(k) Plan. The merged plan has two principal elements: i) a profit sharing and 401(k) element and ii) an employee stock ownership ("ESOP")element.

         Profit Sharing and 401(k) element. In 1981, the Company established a profit sharing plan covering substantially all employees who work 500 hours or more per year. A 401(k) feature was added to the plan in 1991 and a Company matching feature was added effective October 1, 1997. There have been no profit sharing contributions by the Company to the plan since 1990.

         Employee Stock Ownership element. In 1991, the Company established an Employee Stock Ownership Plan covering substantially all employees. The ESOP purchased 3,376,640 shares of Common Stock from substantially all of the common shareholders and 5,512,240 shares of Common Stock from the Company in 1991. The transaction was financed from the proceeds of a $4,000,000 loan from the Company. The Company accounts for these ESOP shares in accordance with Statement of Position 76-3. As of September 30, 1997, 2,530,224 of these shares remain unallocated. In 1994, the ESOP purchased an additional 1,610,600 shares of Common Stock from the Company. The transaction was financed from the proceeds of a $1,656,000 loan from the Company. In April 1996, the Company amended the ESOP and allocated the ESOP's 1,610,600 shares of Common Stock of the Company acquired in 1994 to employees for services rendered in the period October 1, 1995 to April 28, 1996. As these shares were accounted for in accordance with SOP 93-6, which the Company adopted October 1, 1994, the Company recorded a charge to operating income of approximately $12,925,000 for 1996. The effect of the adoption of SOP 93-6 was to reduce net income by $11,269,000 ($0.59 per share) for fiscal 1996.

         The Company restructured the remaining balance of its loan with the ESOP in 1997 providing for a repayment of the loan and allocation of the related shares through fiscal year 2003.

         The Company made contributions of approximately $293,000, $1,783,000 and $1,095,000 to the ESOP in 1997, 1996 and 1995, respectively. Allocations to participants' accounts were 506,207, 1,610,600 and 1,737,960 shares in 1997, 1996 and 1995, respectively.

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

Note 10 - Significant Customers
-------------------------------
         Sales to the United States government (both as a prime contractor and on a subcontract basis), to foreign markets and to significant customers as a percent of the Company's total revenues were as follows:

                                                                                 Year Ended September 30,
                                                                                 ------------------------
                                                                                  1997      1996     1995
                                                                                  ----      ----     ----
U.S. Government (Inclusive of Significant Customers)                               11%       15%      17%
Foreign Markets (Inclusive of Significant Customers and European Market)           44%       54%      49%
European Market (Inclusive of Significant Customers)                               23%       38%      36%
Significant Customer A                                                             14%        8%       8%
Significant Customer B                                                             12%       24%      23%
Significant Customer C                                                             11%       11%      10%
Significant Customer D                                                             11%        3%       *
*Less than 1%

Note 11 - Geographic Segments
-----------------------------
         Sales are reported in the geographic area where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products. Prior to 1996, all sales, operating profit and assets were attributable to the United States operation.

                                  Net Sales            Operating Income                Assets
                              ----------------         ----------------           ----------------
                              1997        1996         1997        1996           1997        1996
                              ----        ----         ----        ----           ----        ----
                                                        (in thousands)
United States               $61,523     $54,203      $18,104      $4,680        $103,781     $72,697
Costa Rica                   28,438       4,793       13,424       1,105          15,821       8,222
Eliminations                 (7,192)     (1,332)         (30)        -               (30)     (6,325)
                             ------      ------       ------       -----         -------      ------
Consolidated Results        $82,769     $57,664      $31,498      $5,785        $119,572     $74,594
                             ======      ======       ======       =====         =======      ======


         All sales are denominated in U.S. dollars. The functional currency for the Costa Rican operation is the U.S. dollar as sales, most material cost, and equipment are U.S. dollar denominated. The impact of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

         In 1996, the Company also established a "foreign sales corporation" pursuant to the applicable provisions in the Internal Revenue Code to take advantage of income tax reductions on export sales. For fiscal 1997, the cost to operate this subsidiary was less than $10,000, and it has less than $10,000 in identifiable assets.

Note 12 - Stock Options
-----------------------
         The Company has granted incentive stock options and non-qualified stock options under the 1983 Stock Option Plan and the Second Stock Option Plan. The Second Stock Option Plan was approved by the shareholders in 1996 with up to 2,000,000 shares of Common Stock available for options. Incentive options granted are exercisable over a ten year period, generally in four equal annual installments commencing one year after the date of grant. A majority of the non-qualified options granted are exercisable from the date of grant over a ten year period, while the remainder become exercisable in three or four equal annual installments.

         Information concerning options under this plan is as follows:

                                                                                                      Weighted Average
                                             Shares Under Option       Price Range of Options          Exercise Price
                                             -------------------       ----------------------         ----------------
Balance at October 1, 1994                         2,557,600              $ 0.13 - $ 0.79                  $ 0.27
Granted                                            1,012,980              $ 0.13 - $ 1.34                  $ 0.82
Terminated                                          (107,250)             $ 0.51 - $ 0.74                  $ 0.61
Exercised                                           (330,230)             $ 0.13 - $ 0.79                  $ 0.16
                                                  ---------
Balance at September 30, 1995                      3,133,100              $ 0.13 - $ 1.34                  $ 0.44
Granted                                              175,000              $ 3.55 - $24.75                  $13.16
Terminated                                            (8,140)             $ 0.74 - $ 1.34                  $ 1.12
Exercised                                         (1,754,500)             $ 0.13 - $ 1.34                  $ 0.23
                                                   ---------
Balance at September 30, 1996                      1,545,460              $ 0.13 - $24.75                  $ 2.13
Granted                                              249,500              $11.05 - $33.25                  $25.47
Terminated                                           (11,580)             $ 0.74 - $24.75                  $11.25
Exercised                                           (568,250)             $ 0.13 - $11.05                  $ 0.98
                                                   ---------
Balance at September 30, 1997                      1,215,130              $ 0.13 - $33.25                  $ 7.37
                                                   =========
Exercisable at September 30, 1997                    390,631              $ 0.13 - $24.75                  $ 2.42
                                                   =========


         The weighted-average contractual life of stock options outstanding as of September 30, 1997 was 7.67 years.

         The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                                             Weighted-Avg.                               Number
      Range of              Number             Remaining         Weighted-Avg.        Exercisable         Weighted-Avg.
   Exercise Prices        Outstanding      Contractual Life     Exercise Price     at Sept. 30, 1997     Exercise Price
   ---------------        -----------      ----------------     --------------     -----------------     --------------
$0.13 - $ 1.34               814,630             7.08               $ 0.73              330,880              $ 0.53
$3.55 - $33.25               400,500             8.87               $21.94               59,751              $15.32
                           ---------                                                    -------
                           1,215,130                                                    390,631
                           =========                                                    =======

         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost was recognized to the extent the exercise price of the stock options equaled the fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and income (loss) per share would be the pro forma amounts indicated below:

                                                Year Ended September 30,
                                             ------------------------------
                                             1997                      1996
                                             ----                      ----
                                         (in thousands, except per share data)
Net income (loss)
    As reported . . . . . . . . . . .      $20,759                   $ (340)
    Pro forma   . . . . . . . . . . .      $19,697                   $ (342)

Net income (loss) per share
    As reported . . . . . . . . . . .      $  0.97                   $(0.02)
    Pro forma   . . . . . . . . . . .      $  0.92                   $(0.02)

         The weighted-average fair value of options granted during the year ended September 30, 1997 and 1996 was $19.62 and $7.87, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 --expected volatility of 74%, risk-free interest rate of 6.45%, no expected dividends and an expected life of 4.5 years; 1996 -expected volatility of 76%, risk-free interest rate of 6.03%, no expected dividends and an expected life of 4 years.

         The pro forma net income (loss) reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the option vesting periods of up to 4 years and compensation cost for options granted prior to October 1, 1995 is not considered.

Note 13 - Quarterly  Financial  Information  (unaudited)
--------------------------------------------------------
          Selected quarterly financial data is summarized below:

                                                               Quarter Ended
                             ---------------------------------------------------------------------------------
                                           Fiscal 1997                               Fiscal 1996
                             ---------------------------------------   ---------------------------------------
                             Sept.30,   June 30,   Mar.31,   Dec.31,   Sept.30,   June 30,   Mar.31,   Dec.31,
                               1997       1997      1997      1996       1996       1996       1996     1995
                               ----       ----      ----      ----       ----       ----       ----     ----
                                                     (in thousands, except per share data)
Net sales                    $23,055    $21,203    $20,009   $18,502    $18,000   $14,926   $13,929    $10,809
Cost of sales                 10,645      9,213      8,313     8,678      8,672     6,986     6,512      5,092
                              ------     ------     ------    ------     ------    ------    ------     ------
Gross profit                  12,410     11,990     11,696     9,824      9,328     7,940     7,417      5,717
Operating expenses:
 Selling expenses              1,516      1,152      1,150     1,246      1,202     1,174       797        774
 General & administrative
   expenses                    1,194      1,292      1,786     1,134      1,633     1,509     1,581      1,068
 ESOP compensation
   expense                      (391)       195        196       196                1,846     5,539      5,540
 Research and development
   expenses                    1,075      1,088        912       681        583       467       486        418
                              ------     ------     ------    ------     ------    ------    ------     ------
     Total operating expenses  3,394      3,727      4,044     3,257      3,418     4,996     8,403      7,800
                              ------     ------     ------    ------     ------    ------    ------     ------
Operating income (loss)        9,016      8,263      7,652     6,567      5,910     2,944      (986)    (2,083)
Interest expense net of
  capitalized interest            45         41         70        41        (94)      114        87        138
Other (income) expense          (661)      (557)      (453)     (355)      (374)     (240)      (26)         6
                              ------     ------     ------    ------     ------    ------    ------     ------
Income (loss) before
  income taxes                 9,632      8,779      8,035     6,881       6,378    3,070    (1,047)    (2,227)
Income taxes                   3,564      3,333      3,053     2,618       2,460    1,699     1,401        954
                              ------     ------     ------    ------      ------   ------    ------     ------
Net income (loss)            $ 6,068    $ 5,446    $ 4,982   $ 4,263     $ 3,918  $ 1,371   $(2,448)   $(3,181)
                              ======     ======     ======    ======      ======   ======    ======     ======
Net income (loss) per
  share (1)                  $  0.28    $  0.25    $  0.23   $  0.20     $  0.18  $  0.07   $ (0.14)   $ (0.18)
                              ======     ======     ======    ======      ======   ======    ======     ======
Shares used in computation
  of net income per share     21,776     21,401     21,368    21,358      21,286   20,286    18,140     17,272

(1) Earnings per share for each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Management - Executive Officers and Directors
---------------------------------------------
         The executive officers and directors of the Company and their ages as of September 30, 1997 are as follows:

Name                                        Age      Position
----                                        ---      --------
Steven P. Miller. . . . . . . . . . . . . . 49       Chairman, Chief Executive Officer and Director
Gary A. Monetti . . . . . . . . . . . . . . 38       President and Chief Operating Officer
Neal J. Tolar (1) . . . . . . . . . . . . . 56       Senior Vice President, Chief Technical Officer and Director
Thomas A. Shoquist (3)  . . . . . . . . . . 50       Vice President - Quality
Raymond A. Link . . . . . . . . . . . . . . 43       Vice President - Finance and Chief Financial Officer
Robert C. Strandberg (1)(2) . . . . . . . . 40       Director
Bruce S. White (2)  . . . . . . . . . . . . 64       Director
Willis C. Young (1)(2)  . . . . . . . . . . 56       Director
---------------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.
(3)      Mr. Shoquist retired from Sawtek Inc. on October 1, 1997.

         Steven P. Miller co-founded the Company, has served as a Director since 1979, Chief Executive Officer since 1986, Chairman since February 1996 and served as President from 1979 to April 1997. Prior to joining the Company, he was manager of the SAW Device Engineering and Development Laboratory at Texas Instruments Incorporated ("TI"), an electronics manufacturer. He joined TI in 1969. Mr. Miller has a B.S. degree in Electrical Engineering from the South Dakota School of Mines and Technology.

         Gary A. Monetti joined the Company in 1982, has served as President since April 1997 and Chief Operating Officer since July 1995 and served as Vice President-Operations from July 1995 to April 1997. He has served in various positions, since 1982, at the Company, including Filter Design Engineer, Manager of Filter Technology, Vice President-Sales and Marketing and Vice President-Engineering. Mr. Monetti has an M.B.A. degree from Rollins College and a B.S. degree in Electrical Engineering from the University of Illinois.

         Neal J. Tolar co-founded the Company and has served as Senior Vice President and Chief Technical Officer since June 1995 and a Director since 1979. He served as Vice President-Operations and Engineering from 1979 to June 1995. Prior to joining the Company, he was a member of the technical staff in the RF Technology Group of the Corporate Research Laboratory at TI. He joined TI in 1967. Dr. Tolar has a Ph.D. in Ceramic Engineering from the University of Utah and a B.S. degree in Ceramic Engineering from Mississippi State University.

         Raymond A. Link joined the Company in September 1995 as Vice President-Finance and Chief Financial Officer. From 1987 to September 1995, Mr. Link was Vice President-Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. Prior to joining Hubbard Construction Company, Mr. Link was with Harris Corporation, an electronics manufacturer, in various financial capacities from 1980 to 1987. Mr. Link has an M.B.A. degree from the Wharton School at the University of Pennsylvania and a B.S. degree in Accounting from the State University of New York at Buffalo. He is a Certified Public Accountant.

         Robert C. Strandberg has been a Director of the Company since October 1995. Mr. Strandberg is President and CEO of PSC Inc., a manufacturer of bar code readers, since June 1997 and served as Executive Vice President from November 1996 to June 1997. From May 1996 to October 1996, he was self-employed as a business consultant. From September 1991 to April 1996, Mr. Strandberg was the Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation, a manufacturer of bar code printers. From 1988 to 1991, he was Vice President-Finance of Datamax. From 1986 to 1988, he worked for GTECH, a lottery management company, in the areas of finance and strategic planning. Mr. Strandberg has an M.B.A. degree from Harvard Graduate School of Business Administration and a B.S. degree in Operations Research and Industrial Engineering from Cornell University.

         Bruce S. White has been a Director of the Company since April 1996. Mr. White has been a Corporate Vice President of AVNET Inc., a distributor of electronic components, since January 1996 and the President of the Penstock Division of AVNET Inc. since July 1994. From 1974 to July 1994, Mr. White was the President and Chief Executive Officer of Penstock Inc., a company he founded to distribute RF and microwave components. Penstock is a distributor of certain products manufactured by Sawtek. In fiscal 1997, sales from Sawtek to Penstock were approximately $1.4 million. Mr. White has a B.A. degree in Mathematics from Colgate University and a B.S. and M.S. degree in Electrical Engineering from Michigan State University.

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

         There are no family relationships between any of the Company's executive officers or directors.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
         The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
         The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
         The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K
------------------------------------------------------------------------
(A) The following documents are filed as part of this report:

    1. Financial statements - see index to Consolidated Financial Statements on page F-1 hereof.

    2. Financial statement schedules: All schedules have been omitted because they are inapplicable or not material, or the information called for thereby is included in the Consolidated Financial Statements and notes thereto.

    3.  Exhibits required by Item 601 of Regulation S-K:

        (a)  See Exhibit Index in (c) below.
        (b) Reports on Form 8K: the Company did not file any report on Form 8K during the quarter ended September 30, 1997.
        (c)  Exhibits:

             3.1 Amended and Restated Articles of Incorporation of Sawtek Inc. (incorporated by reference to Registration Statement on Form S-8, File No. 333-10579).

             3.2 1996 Bylaws of Sawtek Inc. (incorporated by reference to Registration Statement on Form S-8, File No. 333-11523).

             4.1*  Specimen stock certificate.

            10.1 Sawtek Inc. 1983 Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-10579).

            10.2 Sawtek Inc. Second Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11523).

            10.3 Sawtek Inc. Employee Stock Purchase Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11701).

            10.4* Incentive Stock Option Agreement, dated December 12, 1994, between the Company and Ronald M. Hays.

            10.5* Incentive Stock Option Agreement, dated December 19, 1994, between the Company and Neal J. Tolar.

            10.6* Stock Option Agreement, dated December 19, 1994, between the Company and Steven P. Miller.

            10.7 Employee Stock Ownership Plan and Trust Agreement for Employees of Sawtek Inc. (the "ESOP") (incorporated by reference to Registration Statement on Form S-8, File No. 333-08281).

            10.8*  Sawtek Inc. 1994 Stockholders Agreement.

            10.9* Restructuring Agreement, dated January 11, 1991, by and between the Company, certain shareholders of the Company and the ESOP.

            10.10* Agreement with respect to Stock Options, dated June 29, 1994, between the Company and the ESOP.

            10.11* Second ESOP Loan Agreement, dated June 29, 1994.

            10.12* Second Amendment to ESOP Loan Agreement, dated June 29, 1994.

            10.13* Commercial Lease, dated March 1, 1994, between the Company as
                   Tenant and Piezo Technology, Inc. as Landlord.

            10.14* Lease, dated August 2, 1995, between the Company as Tenant and Dr. Phillips, Inc. as Landlord.

            10.15* Lease Agreement dated November 19, 1995, between Sawtek, S.A.
                   as Lessee and Centro de Ciencia y Tecnolgia Ultrapark, S.A. as Lessor.

            10.16* Master Lease Agreement,  dated as of March 21, 1995, between the Company as Lessee and General Electric Capital Corporation, as Lessor.

            10.17* Company Loan Agreement dated January 11, 1991, between the
                   Company and Sun Bank, National Association ("Sun Bank").

            10.18* Company Note, dated January 11, 1991.

            10.19* Security Agreement dated January 11, 1991, between the
                   Company and Sun Bank.

            10.20* Company Pledge Agreement dated January 11, 1991.

            10.21* Mortgage and Security Agreement, dated January 9, 1991, by and between the Company, the Orange County Industrial Development Authority ("OCIDA"), and Sun Bank.

            10.22* Fourth Amendment to Installment Sales and Security Agreement,
                   dated January 8, 1991, by and between the Company, OCIDA, and Sun Bank.

            10.23* ESOP Pledge Agreement, dated January 11, 1991, by and between the Company, ESOP, and Southeast Bank, National Association ("Southeast").

            10.24* ESOP Loan Agreement, dated January 11, 1991, by and between the Company and Southeast.

            10.25* ESOP Note dated January 11, 1991.

            10.26* Amended and Restated Loan and Security Agreement, dated
                   November 15, 1995, between the Company and SunTrust Bank, Central Florida, National Association ("SunTrust").

            10.27* Increase Promissory Note dated November 10, 1995.

            10.28* Renewal, Increase and Consolidation Promissory Note, dated
                   November 10, 1995.

            10.29* Promissory Demand Note, dated November 10, 1995.

            10.30* Fifth Amendment to Installment Sale and Security Agreement,
                   dated as of March 1, 1995, between the Company, Sun Bank and OCIDA.

            10.31* Fourth Supplemental Trust Indenture, dated as of March 1,
                   1995, between the Company, Sun Bank and OCIDA.

            10.32* Construction Loan Agreement, dated as of March  1, 1995, between the Company and Sun Bank.

            10.33* Eighth Amendment to Loan and Security Agreement, Fourth
                   Amendment to Company Loan Agreement and First Amendment to Second Company Loan Agreement, dated as of March 11, 1995, between the Company and Sun Bank.

            10.34* Bond Purchase Agreement dated as of December 1, 1981, between
                   OCIDA and the Company.

            10.35* Installment Sale and Security Agreement, dated as of December
                   1, 1981, between OCIDA and the Company and accepted by the Guarantors.

            10.36* Guaranty Agreement dated as of December 1, 1981, among the
                   Guarantors and OCIDA.

            10.37* Trust Indenture dated as of December 1, 1981,  between OCIDA and the Trustee and accepted by the Company and the Guarantors.

            10.38* Sawtek Inc. Code ss.401(k) Profit Sharing Plan and Trust
                   Agreement, dated February 15, 1995.

            10.39 Letter from SunTrust Bank, Central Florida, N.A. for renewal and repricing of unsecured line of credit for Sawtek Inc. dated September 27, 1996 (incorporated by reference to Form 10-K filed November 4, 1996).

            10.40 First Amendment to Amended and Restated Loan and Security Agreement dated December 9, 1996 between the Company and SunTrust Bank, Central Florida, N.A. (incorporated by reference to Form 10-Q filed January 21, 1997).

            10.41 First Amendment to Fourth Supplemental Trust Indenture dated November 19, 1996 by and among the Company, SunTrust Bank, Central Florida, N.A., and the Orange County Industrial Development Authority (incorporated by reference to Form 10-Q filed April 21, 1997).

            10.42# Amendment to Employee Stock Ownership Plan and Trust
                   Agreement for Employees of Sawtek Inc.

            10.43 Modification of ESOP Loan Agreement dated as of September 26, 1997 between the Company and Marine Midland Bank.

            10.44 Modification of ESOP Pledge Agreement dated as of September 26, 1997 between the Company and Marine Midland Bank.

            10.45  Renewal ESOP Note dated as of September 26, 1997.

            10.46 Implementation Agreement dated September 26, 1997 between the Company and Marine Midland Bank that forms a part of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust.

            10.47 Sawtek Inc. Employee Stock Ownership and 401(k) Plan dated as of July 16, 1997.

            10.48 Sawtek Inc. Employee Stock Ownership and 401(k) Trust Agreement dated July 16, 1997 between the Company and Marine Midland Bank.

            11.1   Statement regarding computation of per share earnings.

            21.1*  List of subsidiaries of the Registrant.

            23.1   Consent of Ernst & Young LLP.

            24.1   Power of attorney.  Reference is made to page 34.

            27.0   Financial Data Schedule.

* Incorporated by reference to Registration Statement on Form S-1, File No. 333-1860.

# Incorporated by reference to Registration Statement on Form S-3, File No. 333-26747.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1997.

                                   SAWTEK INC.

                                   By:/s/Steven P. Miller
                                      Steven P. Miller
                                      Chairman and Chief Executive Officer

                                   By:/s/Raymond A. Link
                                      Raymond A. Link
                                      Vice President Finance and
                                      Chief Financial Officer

                                   By:/s/Ronald A. Stribling
                                      Ronald A. Stribling
                                      Controller and Chief Accounting Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Steven P. Miller and or Raymond A. Link to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of November, 1997.


/s/Neal J. Tolar                         /s/Steven P. Miller
Neal J. Tolar                            Steven P. Miller
Senior Vice President and Director       Chairman, CEO and Director

/s/Robert C. Strandberg                  /s/Willis C. Young
Robert C. Strandberg                     Willis C. Young
Director                                 Director

/s/Bruce S. White
Bruce S. White
Director

                                                                   EXHIBIT 11.1


              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                            as reported on Form 10-K
                      (in thousands, except per share data)

                                                                        Three months ended                Year ended
                                                                           September 30,                 September 30,
                                                                        ------------------         ------------------------
                                                                        1997          1996         1997      1996      1995
                                                                        ----          ----         ----      ----      ----
Primary Earnings Per Share:
Weighted average number of shares of Common Stock outstanding          20,740        19,854       20,376    17,197    13,738
Net effect of dilutive stock options based on the Treasury stock method using the average fair market value in effect
 for the period                                                         1,008         1,432        1,079     2,012     2,638
                                                                       ------        ------       ------    ------    ------
       Total shares outstanding for primary EPS                        21,748        21,286       21,455    19,209    16,376
                                                                       ======        ======       ======    ======    ======
Fully Diluted Earnings Per Share:
Weighted average number of shares of Common Stock outstanding          20,740        19,854       20,376    17,197    13,738
Net effect of dilutive stock options based on the Treasury
 stock method using the higher of the fair market value at
 the end of the period or the average during the period                 1,036         1,432        1,100     2,049     2,791
                                                                       ------        ------       ------    ------    ------
       Total shares outstanding for fully diluted EPS                  21,776        21,286       21,476    19,246    16,529
                                                                       ======        ======       ======    ======    ======
Net income (loss)                                                     $ 6,068       $ 3,918      $20,759     ($340)  $ 5,669
Less preferred stock dividends                                                                                  27        18
                                                                       ------        ------       ------    ------    ------
Net income (loss) applicable to common shareholders                   $ 6,068       $ 3,918      $20,759     ($367)  $ 5,651
                                                                       ======        ======       ======    ======    ======
Earnings (loss) per share:
     Primary                                                          $  0.28       $  0.18      $  0.97    ($0.02)  $  0.35
     Fully diluted                                                    $  0.28       $  0.18      $  0.97    ($0.02)  $  0.34



                                                                    EXHIBIT 23.1



                         Consent of Independent Auditors


We consent to the incorporation by reference in the following Registration Statements of our report dated October 24, 1997, with respect to the consolidated financial statements of Sawtek Inc. included in its Annual Report (Form 10-K) for the year ended September 30, 1997.


Registration
 Statement
   Number                                 Description
------------      ------------------------------------------------------------
333-11701         Form S-8 re: Sawtek Inc. Employee Stock Purchase Plan
333-11523         Form S-8 re: Sawtek Inc. Second Stock Option Plan
333-10579         Form S-8 re: Sawtek Inc. Amended and Restated 1983 Incentive
                    Stock Option Plan
333-08281         Form S-8 re: Sawtek Inc. Employee Stock Ownership and 401(k)
                    Plan, formerly known as the Employee Stock Ownership Plan
                    for Employees of Sawtek Inc.




                                                      /s/Ernst & Young, LLP
                                                      Ernst & Young LLP



Orlando, Florida
November 7, 1997

                                                                  EXHIBIT 10.43







                                 MODIFICATION OF
                               ESOP LOAN AGREEMENT
                                   DATED AS OF
                                JANUARY 11, 1991



                   MODIFICATION DATED AS OF SEPTEMBER 26, 1997



                      SAWTEK INC. EMPLOYEE STOCK OWNERSHIP
                            AND 401(k) PLAN AND TRUST

                                 MODIFICATION OF
                               ESOP LOAN AGREEMENT

         This MODIFICATION OF ESOP LOAN AGREEMENT (the "Agreement") is made and entered into on September 26, 1997 in Apopka, Orange County, Florida between SAWTEK INC., a Florida corporation (the "Company") and MARINE MIDLAND BANK, as successor trustee (the "Trustee") of the SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN AND TRUST (the "KSOP" and the "Trust") (formerly known as the Employee Stock Ownership Plan and Trust for Employees of Sawtek Inc. (the "ESOP")).

                             BACKGROUND INFORMATION

         A. Effective October 1, 1990, the Company established the ESOP for the benefit of its participants and beneficiaries. The ESOP was amended and restated, and combined with the Company's 401(k) profit sharing plan, on July 16, 1997, to become the KSOP.

         B. On January 11, 1991, the Company and certain shareholders thereof sold common stock of the Company (the "Shares") to the Trust.

         C. In order to finance the acquisition of the Shares, the Trust entered into an exempt loan (the "1991 Exempt Loan") with the Company in the principal amount of $4,000,000, as evidenced by the ESOP Loan Agreement dated as of January 11, 1991 (the "1991 Loan Agreement").

         D. The Trust acquired 8,888,880 Shares (as adjusted to reflect a 1996, 20 for 1 stock split) in conjunction with the 1991 Loan Agreement and placed such Shares in a suspense account within the ESOP for release in accordance with the ESOP Pledge Agreement dated as of January 11, 1991 (the "1991 Pledge Agreement") and applicable ERISA regulations.

         E. As of the date of this Agreement, the Trust remains indebted to the Company from the 1991 ESOP Loan in the principal amount of $1,366,392.35, and there remains 3,036,431 of Shares in the suspense account of the KSOP for allocation to the participants and beneficiaries of the KSOP.

         F. Effective May 5, 1997, Marine Midland Bank was appointed successor trustee of the Trust, replacing Steven P. Miller, Neal Jay Tolar, Willis C. Young, and Robert C. Strandberg as co-trustees of the Trust. At the time of the 1991 Loan Agreement, Southeast Bank, N.A. was the trustee of the Trust.

         G. As stated and memorialized in the Implementation Agreement dated September 26, 1997 (the "Implementation Agreement"), the Company and the Trustee have agreed to extend the amortization of the 1991 ESOP Loan in exchange for the additional consideration to be provided by the Company to the KSOP and Trust in accordance with the Implementation Agreement. The Company and the Trustee have agreed that the ESOP Loan, as modified herein, continues to be primarily for the benefit of the participants and beneficiaries of the KSOP.

                                    ARTICLE I
                                   DEFINITIONS

         SECTION 1.01. Definitions. The following terms, as used herein, have the following meanings:

         "Agreement" means this modification of the ESOP Loan Agreement dated as of January 11, 1991 between the Company and the Trustee.

         "Business Day" means any day except a Saturday, Sunday or other day on which banks in Orlando, Florida are authorized or required by law to close.

         "Company" means Sawtek Inc., a Florida corporation that sponsors the KSOP.

         "Code" means the Internal Revenue Code of 1986, as amended or replaced from time to time.

         "Disqualified Person" means a disqualified person in relation to the KSOP as defined in Code Section 4975(e)(2).

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended or replaced from time to time.

         "ESOP" means the Employee Stock Ownership Plan and Trust for Employees of Sawtek, Inc. prior to its amendment and restatement as of July 16, 1997.

         "Event of Default" means the events of default provided in Article VI of this Agreement.

         "Implementation Agreement" means the agreement between the Company and the Trustee of even date herewith that provides the overall agreement between the Company and the Trustee with respect to the modification of the 1991 ESOP Loan Agreement and 1991 ESOP Pledge Agreement.

         "KSOP" means the Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust dated as of July 16, 1997.

         "Modified ESOP Loan Documents" means collectively this Agreement, the Modified ESOP Pledge Agreement and Renewal ESOP Note.

         "Modified ESOP Pledge Agreement" means the 1991 ESOP Pledge Agreement, as modified September 26, 1997.

         "1991 ESOP Loan" means the $4,000,000 loan by the Company to the Trust on January 11, 1991, as evidenced by the 1991 ESOP Note.

         "1991 ESOP Loan Agreement" means the ESOP Loan Agreement between the Trustee and the Company dated as of January 11, 1991.

         "1991 ESOP Loan Documents" means collectively the 1991 ESOP Loan Agreement, 1991 ESOP Note and 1991 ESOP Pledge Agreement.

         "1991 ESOP Note" means the Trust's ESOP Note in the principal amount of $4,000,000 dated as of January 11, 1991.

         "1991 ESOP Pledge Agreement" means the ESOP Pledge Agreement between the Trustee and the Company dated as of January 11, 1991.

         "Party in Interest" means a party in interest in relation to the KSOP as defined in ERISA Section (3)(14).

         "Renewal ESOP Note" means the renewal of the 1991 ESOP Note in the principal amount of $1,366,392.35, dated as of September 26, 1997.

         "Shares" means the shares of common stock of the Company acquired by the Trust.

         "Trust" means the Sawtek Inc. Employee Stock Ownership and 401(k) Trust dated as of July 16, 1997.

         "Trustee" means Marine Midland Bank, as Trustee of the Trust, and any successor thereto.

         "Unallocated Shares" means Shares being held in suspense in the Trust, pending allocation to participants pursuant to the terms of the KSOP.

         SECTION 1.02. Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principals. In the event of ambiguities or changes in GAAP, the more conservative principal or interpretation shall be used.

                                   ARTICLE II
                                    THE LOAN

         SECTION 2.01. Commitment to Extend Loan. On the terms and subject to the conditions of this Agreement, the Company and the Trustee hereby agree that the amortization of the repayment of the 1991 ESOP Loan shall be extended to September 30, 2003. Furthermore, the Company and the Trustee acknowledge and agree that as of the date of this Agreement, the unpaid principal balance of the 1991 ESOP Loan from the Company to the Trust is $1,366,392.35, and 3,036,431 Shares remain in the suspense account of the KSOP and Trust pending release and allocation to the participants and beneficiaries of the KSOP.

         SECTION 2.02. Effect on Agreements. Nothing in this Agreement or the Modified ESOP Loan Documents is intended to modify or affect the January 11, 1991 loan from SunBank, N.A. (now known as SunTrust Bank, Central Florida, N.A.) to the Company. Furthermore, nothing in this Agreement shall be interpreted or construed to affect the rights and obligations of the Company and the Trust under the 1991 ESOP Loan Agreement, 1991 ESOP Note and 1991 ESOP Pledge Agreement prior to the date of this Agreement. As of the date of the Agreement, the rights and obligations of the Company and the Trust under the 1991 ESOP Note, 1991 ESOP Loan Agreement and 1991 ESOP Pledge Agreement shall be as provided in this Agreement, the Renewal ESOP Note and Modified Pledge Agreement.

         SECTION 2.03. ESOP Note: Payment of Principal and Interest. The continuing obligation of the Trust to repay the 1991 ESOP Loan shall be evidenced by the Renewal ESOP Note. The Renewal ESOP Note shall be payable in seven (7) equal, annual installments of principal plus accrued interest, payable each year on September 30, with the first installment due on September 30, 1997, and the final installment due on September 30, 2003. The annual principal payment shall be $195,198.91. The Renewal ESOP Note shall be without recourse to the Trust, except that the Company shall have rights to the Shares to the extent permitted by Code Section 4975 and as provided in the Modified ESOP Pledge Agreement.

         SECTION 2.04. Interest Rate. Interest shall accrue from the date hereof on the outstanding principal amount of the Renewal ESOP Note at the fixed, annual rate of seven and sixteen one-hundredths percent (7.16%).

         SECTION 2.05. Prepayments. The Trust may, without premium or penalty, prepay the Renewal ESOP Note in whole or in part, at any time, upon payment of the principal amount being prepaid together with accrued interest thereon to the date of prepayment. Any prepayment of the Modified ESOP Note shall be applied to the principal installments thereof in the inverse order of their maturities.

         SECTION 2.06. General Provisions as to Payments.

         (a) The Trust shall make each payment of principal and interest hereunder under the Renewal ESOP Note not later than 11:00 a.m. (Orlando, Florida time) on the date when due in lawful money of the United States of America to the Company at its address referred to in the signature section of this Agreement in immediately available funds. Whenever any payment of principal of, or interest on, the Renewal ESOP Note is due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day.

         (b) Interest shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day). If the due date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

         SECTION 2.07. Special Limitations. Notwithstanding any other provision in the Modified ESOP Loan Documents, the obligations of the Trust and the rights of the Company under the Modified ESOP Loan Documents are subject to and limited by any specific limitations that may now or in the future be explicitly required by law to qualify the 1991 ESOP Loan (as modified herein) for an exemption from any prohibition relating to transactions with an employee stock ownership plan by a "disqualified person" or "party in interest" under Code Section 4975 or ERISA Sections 406 and 408, respectively, or any similar or successor provision of applicable law, but only to the extent, and for so long as, such prohibitions specifically would be applicable to the 1991 ESOP Loan (as modified herein), and no exemption is available for such limitations. The Trustee shall comply with any reasonable request from the Company for assistance in establishing the inapplicability of such a prohibition or the qualification for such an exemption.

         SECTION 2.08. Maximum Interest Rate.

         (a) Nothing contained in this Agreement or the Renewal ESOP Note shall require the Trust to pay interest at a rate exceeding the maximum rate permitted by applicable law.

         (b) If the amount of interest payable to the Company on any interest payment date in respect of the immediately preceding interest computation period, computed pursuant to Section 2.06, would exceed the maximum amount permitted by such applicable law to be charged by the Company, the amount of interest payable on such interest payment date automatically shall be reduced to such maximum permissible amount.

                                   ARTICLE III
                           CONDITIONS TO MODIFICATION

         SECTION 3.01. Conditions. The modification of the 1991 ESOP Loan shall be subject to the satisfaction of the following conditions:

         (a) execution by the Company and the Trustee of this Agreement;

         (b) execution by the Trustee of the Renewal ESOP Note;

         (c) execution by the Company and the Trustee of the Modified ESOP Pledge Agreement;

         (d) execution by the Company and the Trustee of the Implementation Agreement; and

         (e) the fact that all of the representations and warranties of the Trust contained in any of the Modified ESOP Loan Documents shall be true and correct on and as of the date of such modification in all material respects.


                                   ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

         The Trustee represents and warrants, on behalf of the Trust, to and with the Company the following:

         SECTION 4.01. Authorization: Assuming that the Company (i) submits the KSOP and Trust to the Internal Revenue Service with an application for a favorable determination letter that the KSOP meets the requirements of Code Sections 401(a) and 4975(e)(7), (ii) obtains a favorable determination letter from the Internal Revenue Service on such application, and (iii) promptly adopts any amendments to the KSOP and Trust that are required by the Internal Revenue Service as a condition to the issuance of its favorable determination letter:

         (a) To the best knowledge of the Trustee, the execution, delivery and performance by the Trustee of the Modified ESOP Loan Documents, continued holding, pledge and the potential sale of Unallocated Shares and other collateral as contemplated thereby, and the administration of the KSOP pursuant to the terms of the KSOP and Trust documents, do not contravene, or constitute a default under, the KSOP or Trust instruments, or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Trustee, and will not result in the creation or imposition of any lien on any asset of the Trust except as specifically provided in the Modified ESOP Pledge Agreement, or result in a violation of, or create any liability under, ERISA or the Code.

         (b) To the best knowledge of the Trustee, the transactions contemplated hereby do not constitute prohibited transactions under the Code or ERISA. The Trust forming a part of the KSOP has been duly constituted in accordance with valid and binding trust instruments, is validly existing and is qualified under Code Sections 401(a) and 501(a).

         SECTION 4.02. Binding Effect. Each of the Modified ESOP Loan Documents constitutes a valid and binding agreement of the Trust, and the Renewal ESOP Note, when executed and delivered in accordance with this Agreement, will continue to be a valid and binding obligation of the Trust.

         SECTION 4.03. Debt. The Trust has no debt other than debt incurred pursuant to this Agreement and the 1991 ESOP Loan Agreement.

         SECTION 4.04. Litigation. To the best knowledge of the Trustee, there is no action, suit or proceeding pending against, threatened against or affecting the KSOP or Trust before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which would adversely affect the KSOP and Trust, taken as a whole, or the ability of the Trust to perform its obligations under this Agreement, or which in any manner questions the validity of any of the Modified ESOP Loan Documents.

                                    ARTICLE V
                                    COVENANTS

         The Trustee agrees that, so long as any amount payable under the Renewal ESOP Note remains unpaid or any obligation of the Trust to the Company remains unperformed or unfulfilled:

         SECTION 5.01. Plan Documents and Information. The Trustee will deliver to the Company:

         (a) any consent, acknowledgment or other document that reasonably may be requested by the Company in order to establish the qualified and exempt status of the KSOP and Trust and the Renewal ESOP Loan; and

         (b) from time to time such additional information in the Trustee's possession regarding the status or financial position of the KSOP and Trust, including copies of all documents and correspondence relating to the KSOP and Trust or the transactions contemplated hereby, to or from the Internal Revenue Service, the U.S. Department of Labor or any other competent authority, as the Company may reasonably request.

         SECTION 5.02. Benefit to Participants. The Trustee has engaged, consulted with and has relied and will rely upon the advice of such advisers as it deems appropriate, and based upon said investigations and advice, the Trustee has determined and will determine that the modification of the 1991 ESOP Loan, together with the Implementation Agreement, is primarily for the benefit of the KSOP' s participants and beneficiaries as contemplated by United States Department of Labor Regulations Section 2550.408b-3 and Treasury Regulation
Section 54.4975-7. The terms of the Modified ESOP Loan Documents are at least as favorable to the KSOP and Trust as the terms of a comparable loan resulting from arm's length negotiating between independent parties and the interest rate on the Renewal ESOP Note is not in excess of a reasonable rate of interest.

         SECTION 5.03. Relating to Company. The Company shall make contributions to the KSOP and Trust at such times, in such amounts, and within the limits specified in the applicable provisions of the Code, as may be necessary to enable the KSOP and Trust to meet all of its debt and other obligations as provided in the Modified ESOP Loan Documents. The Company shall take any and all actions necessary or appropriate to maintain the tax qualified status of the KSOP and Trust under the Internal Revenue Code.


                                   ARTICLE VI
                                    DEFAULTS

         SECTION 6.01. Events of Default. If one or more of the following events shall have occurred and be continuing:

         (a) the failure or omission of the Trust to pay when due any installment of principal or interest on the Renewal ESOP Note (but only to the extent the Company is in compliance with its covenants contained in Section 5.03);

         (b) the Trust shall fail to observe or perform any covenant contained in Section 5.02 of this Agreement;

         (c) the Trust shall fail to observe or perform any covenant contained in any of the Modified ESOP Loan Documents;

         (d) any representation, warranty, certification or statement made by the Trust in any of the Modified ESOP Loan Documents is false in a material way; or,

         (e) an event of default shall occur under any of the Modified ESOP Loan Documents;

then, and in every such event, the Company may take any action permitted to be taken upon the occurrence of an Event of Default under this Agreement, the Modified ESOP Pledge Agreement or any of the other Modified ESOP Loan Documents.

         Notwithstanding anything contained herein to the contrary, if an Event of Default shall occur and be continuing, the Company shall have no rights to assets of the KSOP and Trust other than (a) contributions (other than contributions of employer securities) that are made by the Company to enable the KSOP and Trust to meet its obligations hereunder and earnings attributable to the investment of such contributions; and (b) those Shares that are pledged to the Company pursuant to the Modified ESOP Pledge Agreement; provided, however, that (i) the value of the Trust assets transferred in satisfaction of the Renewal KSOP Loan shall not exceed the amount in default; and (ii) the KSOP assets shall be transferred to the Company only to the extent of the failure of the Trust to meet the payment schedule of the Modified ESOP Loan.

                                   ARTICLE VII
                                  MISCELLANEOUS

         SECTION 7.01. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, fax, or similar writing) and shall be given to such party at its address or fax number set forth on the signature pages hereof or such other address or fax number as such party may hereafter specify for the purpose by notice to the Trustee and the Company. Each such notice, request or other communication shall be effective (i) if given by fax, when such fax is transmitted to the fax number specified in this Section and the appropriate answer back is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section.

         SECTION 7.02. Survival. All representations and warranties made by the Trust in any of the Modified ESOP Loan Documents, or in any document delivered in connection herewith or therewith shall survive the execution of this Agreement and the Modified ESOP Loan Documents.

         SECTION 7.03. Amendments and Waivers. Any provision of any of the Modified ESOP Loan Documents may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Company and the Trustee.

         SECTION 7.04. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns (including any successor trustees of the KSOP), except that the KSOP and Trust may not assign or otherwise transfer any of its rights under this Agreement. The Company may at any time sell, assign, transfer, pledge, grant security interests or participations in, or otherwise dispose of, its rights under any of the Modified ESOP Loan Documents, in whole or in part.

         SECTION 7.05. Florida Law. To the extent not superseded by federal law, each of the Modified ESOP Loan Documents shall be construed in accordance with and governed by the law of the State of Florida.

         SECTION 7.06. Counterparts: Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

         SECTION 7.07. No Waivers. The obligations of the KSOP and Trust hereunder shall not in any way be modified or limited by reference to any other ESOP loan document, instrument or agreement. All of the rights of the Company hereunder are separate from and in addition to any rights that it may have under the terms of the Renewal ESOP Note, the Modified ESOP Pledge Agreement or otherwise. No failure or delay by the Company in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law or otherwise. No failure or delay by the Company in exercising any right, power or privilege under or in respect of any of the Modified ESOP Loan Documents shall affect the rights, powers or privileges hereunder or shall operate as a limitation or waiver thereof.

         SECTION 7.08. Term of the Agreement. The term of this Agreement shall be until the payment in full of all principal and interest on the Renewal ESOP Note and all sums payable to the Company pursuant to this Agreement, whichever is earlier.

         SECTION 7.09. Severability. If any provision of this Agreement shall be held to be invalid, illegal or unenforceable under any applicable law, the validity, legality and enforceability of the remaining provisions hereof shall not be affected or impaired thereby.

         SECTION 7.10. Titles and Contents. The Section headings and table of contents are inserted for convenience of reference only and are not a part of this Agreement and shall not be used to limit, expand or otherwise interpret or construe the provisions hereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Modified ESOP Loan Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                    COMPANY:

                                    SAWTEK INC.


                                     By:/s/Raymond A. Link
                                        Raymond A. Link
                                        Vice President Finance
                                        Chief Financial Officer
                                        1818 South Highway 441
                                        Apopka, Florida 32703
                                        (407) 886-7061 (Fax)

                                    TRUSTEE:

MARINE MIDLAND BANK, AS TRUSTEE OF THE SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN AND TRUST



                                        By:/s/Stephen J. Hartman, Jr.
                                        Stephen J. Hartman, Jr.
                                        Senior Vice President

                                        Marine Midland Bank
                                        140 Broadway
                                        New York, New York 10005
                                        (212) 503-6780 (Fax)

                          CONSENT TO LOAN MODIFICATION



         In accordance with Section 7.03 of the ESOP Loan Agreement between Sawtek Inc. and the Trustees of the Sawtek Inc. Employee Stock Ownership Plan and Trust dated January 11, 1991 (the "Agreement"), SunTrust Bank, Central Florida, N.A. (referred to as the "Bank" in such Agreement) hereby consents to the modification of the Agreement in substantially the form attached hereto as Exhibit A. Such modification is effective September 26, 1996, and amends the repayment schedule and interest rate provided in the Agreement.

         Nothing in this Consent shall be construed to alter or amend the Company Loan Agreement by and between Sawtek Inc. and SunBank, National Association (now known as SunTrust Bank, Central Florida, N.A.) dated January 11, 1991, and any and all documents and instruments related thereto.



Dated:  October 1, 1997                     SunTrust Bank, Central Florida, N.A.



                                            By:  /s/Douglas A. Woodman
                                                 Douglas A. Woodman
                                                 Vice President

                                                                 EXHIBIT 10.44










                                 MODIFICATION OF
                              ESOP PLEDGE AGREEMENT
                                   DATED AS OF
                                JANUARY 11, 1991




                   MODIFICATION DATED AS OF SEPTEMBER 26, 1997




                      SAWTEK INC. EMPLOYEE STOCK OWNERSHIP
                            AND 401(k) PLAN AND TRUST

                                 MODIFICATION OF
                              ESOP PLEDGE AGREEMENT


         This MODIFICATION OF ESOP PLEDGE AGREEMENT (the "Agreement") is made and entered into on September 26, 1997 in Apopka, Orange County, Florida between SAWTEK INC., a Florida corporation (the "Company") and MARINE MIDLAND BANK, as successor trustee (the "Trustee") of the SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN AND TRUST (the "KSOP" and the "Trust") (formerly known as the Employee Stock Ownership Plan and Trust for Employees of Sawtek Inc. (the "ESOP").


                                   BACKGROUND

         A. Effective October 1, 1990, the Company established the ESOP for the benefit of its participants and beneficiaries. The ESOP was amended and restated, and combined with the Company's 401(k) profit sharing plan, on July 16, 1997, to become the KSOP.

         B. On January 11, 1991, the Company and certain shareholders thereof sold common stock of the Company (the "Shares") to the Trust.

         C. In order to finance the acquisition of the Shares, the Trust entered into an exempt loan (the "1991 Exempt Loan") with the Company in the principal amount of $4,000,000, as evidenced by the ESOP Loan Agreement dated as of January 11, 1991 (the "1991 Loan Agreement").

         D. The Trust acquired 8,888,880 Shares (as adjusted to reflect a 1996, 20 for 1 stock split) in conjunction with the 1991 Loan Agreement and placed such Shares in a suspense account within the ESOP for release in accordance with the ESOP Pledge Agreement dated as of January 11, 1991 (the "1991 Pledge Agreement"), the KSOP document and applicable ERISA regulations.

         E. As of the date of this Agreement, the Trust remains indebted to the Company from the 1991 ESOP Loan in the principal amount of $1,366,392.35, and there remains 3,036,431 shares in the suspense account of the KSOP for allocation to the participants and beneficiaries of the KSOP.

         F. Of the 3,036,431 shares, 1,298,462 shares are scheduled to be released from the 1991 Pledge Agreement by September 30, 1997, and the remaining 1,737,969 shares by September 30, 1998.

         G. Effective May 5, 1997, Marine Midland Bank was appointed successor trustee of the Trust, replacing Steven P. Miller, Neal Jay Tolar, Willis C. Young, and Robert C. Strandberg as co-trustees of the Trust. At the time of the 1991 Loan Agreement, Southeast Bank, N.A. was the trustee of the Trust.

         H. As stated and memorialized in the Implementation Agreement dated September 26, 1997 (the "Implementation Agreement"), the Company and the Trustee have agreed to extend the amortization of the 1991 ESOP Loan in exchange for the additional consideration to be provided by the Company to the KSOP and Trust in accordance with the Implementation Agreement. The Company and the Trustee have agreed that the 1991 ESOP Loan, as amended by the Modified ESOP Loan Agreement, the Renewal ESOP Note and this Agreement, continues to be primarily for the benefit of the participants and beneficiaries of the KSOP.

                                    AGREEMENT


          1. DEFINITIONS. As used in this Agreement, the following terms and phrases shall have the meanings set forth below:

          "Administrator" shall mean the Company, unless a person or committee of persons is designated by the Company pursuant to Article VII of the KSOP document to administer the KSOP on behalf of the Company. Until such time as the Board of Directors of the Company provides otherwise, the President and Chief Financial Officer of the Company have been appointed to administer the KSOP on behalf of the Company.

          "Agreement" shall mean this modification of the ESOP Pledge Agreement dated as of January 11, 1991, between the Company and the Trustee.

          "Blank Stock Power" shall mean a blank stock power executed by the Trust and delivered to the Company for each Stock Certificate representing Common Stock.

          "Collateral" shall mean, until its release pursuant to Section 11 below, (i) all Common Stock acquired by the Trust with the loan proceeds from the 1991 ESOP Loan; (ii) all earnings attributable to such Common Stock, including stock dividends, stock splits, warrants, options and stock purchase rights; and (iii) all other property at any time and from time to time distributed by the Company in respect of, in exchange for, or in substitution of such Common Stock.

          "Common Stock" shall mean the 8,888,880 (as adjusted for the 1996, 20 for 1 stock split) shares of common stock of the Company originally pledged by the Trust to the Company as Collateral for the 1991 ESOP Loan. As of the date of this Agreement, 3,036,431 shares of such Common Stock remain pledged by the Trust to the Company.

          "Company" shall mean Sawtek Inc. and its successors.

          "Company Loan" shall mean the loan by SunTrust Bank, Central Florida, N.A. to the Company under the Company Loan Agreement.

          "Company Loan Agreement" shall mean the $4,000,000 loan agreement between the Company and SunTrust Bank, Central Florida, N.A. dated January 11, 1991, as amended, changed, modified, and renewed from time to time.

          "Company Loan Documents" shall mean collectively the Company Loan Agreement, Company Pledge Agreement, Company Note and all other documents, instruments, blank stock powers, or other writings delivered by or on behalf of the Company to SunTrust Bank, Central Florida, N.A. in connection with the Company Loan.

          "Company Note" shall mean that certain promissory note dated January 11, 1991 from the Company to SunTrust Bank, Central Florida, N.A. in the original principal amount of $4,000,000, as amended, changed, modified or renewed from time to time.

          "Company Pledge Agreement" shall mean the Pledge Agreement dated January 11, 1991 between the Company and SunTrust Bank, Central Florida, N.A.

          "Default" shall mean any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

          "ESOP" shall mean the Employee Stock Ownership Plan and Trust for Employees of Sawtek Inc.

          "Event of Default' has the meaning set forth in Article VI of the Modified ESOP Loan Agreement

          "Implementation Agreement" means the agreement between the Company and the Trustee of even date herewith that provides the overall agreement between the Company and the Trustee with respect to the modification of the 1991 ESOP Loan Agreement and 1991 ESOP Pledge Agreement.

          "Liability"  or   "Liabilities"   shall  mean  all   obligations   and
indebtedness, including principal and interest and all other monies, due or to become due under or upon the Renewal ESOP Note or Modified ESOP Loan Agreement.

          "Modified  ESOP  Loan  Agreement"   shall  mean  the  1991  ESOP  Loan
Agreement, as modified September 26, 1997.

          "1991 ESOP Loan" shall mean the loan in the original principal amount of $4,000,000 extended by the Company to the Trust, the proceeds of which loan were used to enable the Trust to acquire the Common Stock.

          "1991 ESOP Loan Agreement" shall mean the $4,000,000 loan agreement between the Company and the Trust dated January 11, 1991, as amended, changed, modified and renewed from time to time.

          "1991 ESOP Loan Documents" shall mean collectively the 1991 ESOP Loan Agreement, the 1991 ESOP Note, the 1991 ESOP Pledge Agreement and all other documents, instruments, blank stock powers or other writings delivered by or on behalf of the ESOP to the Company in connection with the 1991 ESOP Loan.

          "1991 ESOP Note" shall mean that certain promissory note, dated January 11, 1991, in the face amount of $4,000,000 executed and delivered by the Trust in favor of the Company.

          "1991 ESOP Pledge Agreement" shall mean this Agreement prior to its modification.

          "Release Date" shall mean September 30, 1997 through 2002.

          "Renewal ESOP Note" means the renewal of the 1991 ESOP Note in the principal amount of $1,366,392.35, dated as of September 26, 1997.

          "Rule 144" shall mean Rule 144 as promulgated by the SEC under the Securities Act of 1933, as amended from time to time.

          "SEC" shall mean the Securities and Exchange Commission.

          "Stock Certificate(s)" shall mean the stock certificates representing the Common Stock.

          "Trustee" shall mean Marine Midland Bank as successor trustee for the KSOP, and its successors in office.

          "UCC" shall mean the Florida Uniform Commercial Code, Chapters 671 through 679, inclusive, Florida Statutes, as the same may now exist or may hereafter be amended from time to time.

          2. GRANT OF SECURITY INTEREST. To secure the payment and performance of all Liabilities, the Trust hereby grants to the Company a security interest in all of the Collateral. See Section 11 below for the release of the Collateral.

          3. REPRESENTATIONS, WARRANTIES AND COVENANTS. Except as permitted or contemplated by the Company Loan Documents, the Trust represents and warrants to, and covenants with, the Company as follows:

             (a) The Trust is the absolute, legal, registered owner of the Collateral free and clear of all liens, encumbrances, security interests, and voting trust restrictions of any kind whatsoever except the security interest granted the Company by this Agreement.

             (b) The Trust will not, without the prior written consent of the Company, sell, transfer, or create or permit to exist any lien on, or security interest in, the Collateral.

             (c) The Trust will defend the Collateral against the claims and demands of any person at any time claiming the same or any interest therein.

             (d) By virtue of this Agreement and the previous delivery of the Stock Certificates and Blank Stock powers to the Company, the Trust has granted to the Company a valid, first priority security interest in the Collateral.

             (e) There is not now, and will not be filed in the future, any financing statement listing any person other than the Company as a secured party covering any or all of the Collateral.

             (f) The Trust will not permit any of the Collateral to be levied upon under legal process.

             (g) As directed by the Administrator, the Trust will pay promptly when due all taxes, assessments and other charges of any nature which may be levied or assessed upon or with respect to the Collateral.

             (h) Except as otherwise provided herein, the Trust shall immediately deliver to the Company any additions to the Collateral including earnings on the Collateral and any products or proceeds of Collateral, together with the Stock Certificates and Blank Stock Powers if applicable and such other documents as the Company may reasonably request.

             (j) The Trust shall not enter into any stock restriction or similar agreement with respect to the Collateral without the prior written consent of the Company.

             (k) The Trust shall notify the Company in the event of the occurrence of a Default or of an Event of Default under the Modified ESOP Loan Documents. All of the foregoing representations, warranties and covenants shall be true and correct throughout the term of this Agreement and shall be fulfilled and maintained by the Trust throughout the term hereof.

          4. PERFORMANCE OF BORROWER'S OBLIGATIONS. At its option, the Company may, but shall not be obligated to, discharge taxes, liens or security interests or encumbrances at any time levied upon or placed on the Collateral or perform any other obligation of the Trust hereunder.

          5. DEFAULT. The Trust shall be in default under this Agreement upon the occurrence of an Event of Default.

          6. RIGHTS AND REMEDIES ON DEFAULT.

             (a) Upon the occurrence of an Event of Default under this Agreement and the Modified ESOP Loan Agreement, the Company may, in its sole discretion and without further notice or demand, proceed immediately to exercise any and all of the Company's rights, powers and privileges with respect to the Collateral, including without limitation, after prior notice to the Trustee, if required, the right to (i) register the Collateral in the Company's name or in the name of any designee of the Company and (ii) sell or otherwise dispose of the Collateral or any part thereof at a private or public sale in such manner as the Company shall deem reasonable.

             (b) Subject to the requirement, if any, that the Company give prior notice to the Trustee of any transfer of the Collateral, the Company shall act as the authorized agent and attorney-in-fact of the Trust in disposing of the Collateral, and in that capacity is authorized to take such action on behalf of the Trustee as will further such a disposition, including without limitation, making any necessary endorsement or signature in its own name, the Trust's name, the Trustee's name or the Administrator's name. The Trust expressly acknowledges that compliance with federal or state securities and other laws may limit the disposition of the Collateral by the Company. No disposition of the Collateral by the Company upon a Default shall be deemed to be a breach of any duty to the KSOP or the Trust or to be commercially unreasonable because a better sales price might have been attained through an alternative disposition if the Company in good faith has determined that the alternative disposition might constitute a violation of state or federal laws. Any purchaser at a sale conducted pursuant to the terms of this Agreement shall hold the property sold absolutely, free from any claim or right on the part of the Trust. The Trust hereby waives any right of redemption, stay or appraisal under present or future law. Each and every purchaser of any of the Collateral shall be vested with all shareholder's rights provided by the stock purchased, including, without limitation, all voting and dividend rights. The Trustee agrees that the Company may purchase the Collateral or any part thereof at any sale. Any requirement imposed by law regarding the giving to the Trustee of prior notice of any sale or other disposition of the Collateral shall be deemed reasonable if given by the Company in writing at least ten (10) days prior to such sale or other disposition, specifying the time and place thereof; provided that this Agreement and this paragraph shall not, of itself, require the giving of any such notice.

             (c) Notwithstanding anything contained herein to the contrary, the Company may exercise its rights under this Section 6 only with respect to that amount of Collateral equal in value to the amount by which the Trust is in default, or such lesser amount of Collateral as may be required pursuant to
Section 25 hereof.

          7. APPLICATION OF PROCEEDS. The net proceeds derived from a disposition of the Collateral shall be applied first to the payment of all costs and expenses of collection and disposition of the Collateral (including, without limitation, reasonable attorneys' fees and securities registration fees and expenses), and then toward payment of the Liabilities, in such order of application as the Company may from time to time elect, and any remaining balance shall be paid to the Trust or other party lawfully entitled thereto.

          8. VOTING RIGHTS; DIVIDENDS; ETC.

             (a) Unless and until an Event of Default hereunder shall have occurred:

                  (i) The Trustee, in accordance with the KSOP and Trust documents, shall be entitled to exercise any and all voting and consensual rights and powers accruing to an owner of the Collateral or any part thereof for any purpose not inconsistent with the terms of this Agreement; and

                  (ii) The Trust shall be entitled to receive and retain any and all cash dividends or other distributions in respect of the pledged Common Stock.

             (b) Upon the occurrence, and during the continuance, of any Event of Default, regardless of whether the Company makes any demand or request on the
Trust:

                  (i) The Trustee shall deliver immediately to the Company any and all cash, checks, drafts, items, or other instruments for the payment of money which may be received after such Default by the Trust as dividends or otherwise with respect to the Collateral, duly endorsed and assigned to the Company.

                  (ii) The Trustee shall deliver to the Company immediately upon the Trust's receipt thereof, any and all stock, stock dividends, stock splits, warrants, and stock purchase rights received with respect to any of the Collateral, together with Blank Stock Powers with respect to all Stock Certificates evidencing same.

                  (iii) All rights of the Trustee to exercise the voting and consensual rights and powers which it is entitled to exercise pursuant to subparagraph (a)(i) hereof shall cease, and all such rights shall thereupon become vested in the Company, which shall have the sole and exclusive right and authority to exercise such voting and consensual rights and powers. The exercise by the Company of any of its rights hereunder with respect to voting of the Collateral shall not in any way constitute an election by the Company to become owner thereof.

          9. PERFECTION. To continue to perfect the security interest in the Collateral, the Company or its agent shall continue to retain possession of the Stock Certificates for the Common Stock and Blank Stock Powers. The Trust shall from time to time execute and deliver to the Company any and all documents which are, in the opinion of the Company or its counsel, necessary to perfect the security interest granted hereunder.

         10. POSSESSION OF COLLATERAL. The Company shall have the duty to preserve the Collateral. Upon the termination of this Agreement, the Company shall return the Collateral (including the Stock Certificates and the Blank Stock Powers) to the Trust along with such endorsements as may be necessary to transfer title to the Collateral to the Trust.

         11. RELEASE OF STOCK COLLATERAL.

             (a) On each Release Date during the term of the Renewal ESOP Note, the Company shall release from the Collateral and deliver over to the Trustee Stock Certificates representing that number of shares of Common Stock as equals:

                  (i) the number of shares of Common Stock held as Collateral immediately prior to the Release Date; multiplied by,

                  (ii) a fraction, the numerator of which is the amount of principal and interest paid on the Renewal ESOP Note during that plan year, and the denominator of which is the sum of the numerator plus the principal and interest to be paid on the Renewal ESOP Note for all future years.

         Notwithstanding the foregoing, the Company agrees that unless so required by the Company Loan Documents (as they exist as of the date of this Agreement), the Company shall not use any encumbered shares of Common Stock to repay the Renewal ESOP Note, and that in the event the KSOP and Trust is terminated, all encumbered shares of Common Stock then shall be allocated to the participants of the KSOP.

             (b) Simultaneously with the release of any of the shares of Common Stock from the Collateral, the Company shall take such actions as are necessary to release its security interest in all dividends, stock dividends, stock splits, warrants, options, stock purchase rights, and all other property at any time and from time to time distributed by the Company in respect of, or in exchange for, or in substitution of any and all of such shares of released Common Stock.

             (c) If the Company is not in possession of a Stock Certificate representing the exact number of shares of Common Stock to be released from Collateral on a particular Release Date, the Company and the Trustee shall take such actions, including the delivery to the Company of a duly endorsed Stock Certificate representing a number of shares greater than the number of shares to be released from Collateral, as are necessary to provide for the Company to reissue Stock Certificates representing, respectively, the requisite number of shares to be released from Collateral and the number of shares to be retained by Company. Upon the issuance of any new Stock Certificate by the Company representing a portion of the Collateral, the Trustee shall deliver to the Company Blank Stock Powers and such other documents or instruments as Company may reasonably request.

             (d) Notwithstanding any delay in the delivery to the Trustee of a Stock Certificate representing the shares of Common Stock released from Collateral on the Release Date, the Trustee shall, as against the Company, for all purposes be deemed the record and beneficial owner of such shares as of the Release Date, with all of the rights and privileges accruing thereto.

         12. REGISTRATION IN NOMINEE NAME; DENOMINATIONS. The Company shall have the right to hold the Stock Certificate(s) representing the Collateral in the name of the Trust endorsed or assigned in blank or in favor of the Company.
Except as otherwise prohibited by law or any specific provision of this Agreement, upon the occurrence of an Event of Default, the Company may have the Collateral registered in the name of the Company or any nominee or nominees of the Company. The Company shall at all times have the right to exchange the Stock Certificate(s) representing the Common Stock for Stock Certificate(s) of similar or larger denominations for any purpose consistent with its performance of this Agreement.

         13. REGISTRATION. After an Event of Default which is continuing, if for any reason the Company desires to sell any of the Collateral at a public or private sale, the Trust shall take, at any time and from time to time, upon the written request of the Company, such action, and prepare, distribute and file such documents, as are required in the opinion of counsel for the Company as being necessary to permit the public or private sale of such Collateral. The Trust shall use its best efforts to qualify, file or register or cause to be qualified, filed or registered, any of the Collateral under the "Blue Sky" or other securities laws of such states as may be reasonably requested by the Company after an Event of Default which is continuing, and keep effective, or cause to be kept effective, all such qualifications, filings or registrations.

         14. FURTHER ASSURANCE. During the term of this Agreement, the Trust shall do such further acts and execute and deliver any and all other documents as the Company may request in connection with the administration and enforcement of this Agreement or relative to the Collateral including the granting of a perfected, valid and enforceable security interest in the Collateral to the Company.

         15. NOTICE. All notices under this Agreement shall be in writing and along with all other documents permitted or required to be given under this Agreement shall be deemed to have been given, (i) in the case of delivery to the address as set forth in the signature section of this Agreement, when so delivered, (ii) in the case of mailing, on the third business day after said document has been deposited in the United States Mails, postage prepaid, and sent by certified mail and addressed to the other party at the address as set forth in the signature section of this ESOP Pledge Agreement, and (iii) in all other cases, when the same has been actually received by the other party. Either party hereto may change the address at which said notices are to be delivered or sent by the giving of notice of such change to the other party as set forth herein.

         16. POWER OF ATTORNEY. The Trustee hereby appoints the Company as its attorney-in-fact for the purposes of carrying out the provisions of this Agreement and taking any action and executing any document which the Company may deem necessary or advisable to accomplish the purpose hereof. Without limiting the generality of the foregoing, the Company shall have the right and power to execute and file financing statements, Blank Stock Powers, and all necessary forms for filing with the SEC and state security regulatory agencies, if applicable, and to receive and endorse in the Trust's name all checks, drafts and other instruments representing or constituting payments made on the Collateral. The foregoing power of attorney is coupled with an interest and shall be terminated only upon the release of all the Collateral.

         17. TERM. This Agreement, and the rights and privileges granted hereunder to the Company, shall continue and remain in full force and effect until all Collateral has been released pursuant to this Agreement, at which time this Agreement shall be terminated.

         18. TIME. Time is of the essence of this Agreement.

         19. WAIVER. No waiver by the Company of any default shall operate as a waiver of any other default or of the same default on a future occasion. No delay or omission on the part of the Company in exercising any right or remedy shall operate as a waiver thereof, and no single or partial exercise by the Company of any right or remedy shall include any other or further exercise thereof or the exercise of any other right or remedy.

         20. CUMULATIVE RIGHTS. The provisions of this Agreement are cumulative and are in addition to the provisions of the Renewal ESOP Note and Modified ESOP Loan Agreement and all of the Modified ESOP Loan Documents, and the Company shall have all the benefits, rights and remedies provided hereunder and thereunder.

         21. SUCCESSORS AND ASSIGNS. All rights of the Company hereunder shall inure to the benefit of its successors and assigns and all duties and obligations of the Trust hereunder shall bind the heirs, executors, administrators, successors and assigns of the Trust, except that the Trust shall not (except as provided in the Company Loan Documents) be permitted to assign its obligations under this Agreement or in the Collateral, in whole or in part, directly or indirectly.

         22. GOVERNING LAW. To the extent not superseded by federal law, this Agreement shall be construed in accordance with and governed by the laws of Florida.

         23. SEVERABILITY. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

         24. COMPLETE AGREEMENT. This Agreement constitutes the complete agreement between the parties and incorporates and sets forth all prior discussions, agreements and representations between the parties in regard to the matters set forth herein. This Agreement may not be altered, amended or otherwise modified except by a writing signed by the person to be charged by said alteration, amendment or modification. The requirement that this Agreement may not be altered, amended or modified except by a writing, may not itself be waived except by a writing. The paragraph headings used in this Agreement are for convenience of reference only and are not a part of this Agreement and do not limit or define any provisions of this Agreement.

         25. CONSTRUCTION. All provisions hereof shall be construed so as to maintain (i) the KSOP as a qualified, leveraged employee stock ownership plan under Sections 401(a) and 4975(e)(7) of the Code, (ii) the Trust as exempt from taxation under Section 501(a) of the Code, and (iii) the Modified ESOP Loan as an exempt loan under Section 54.5975-7 of the Treasury Regulations.

                                   COMPANY:
                                   SAWTEK INC.


                                    By:/s/Raymond A. Link
                                       Raymond A. Link
                                       Vice President Finance
                                       Chief Financial Officer
                                       1818 South Highway 441
                                       Apopka, Florida 32703
                                       (407) 886-7061 (Fax)


                                    TRUSTEE:

                                    MARINE MIDLAND BANK, AS TRUSTEE OF THE
                                    SAWTEK INC. EMPLOYEE STOCK OWNERSHIP
                                    AND 401(k) PLAN AND TRUST

                                    By:/s/Stephen J. Hartman, Jr.
                                       Stephen J. Hartman, Jr.
                                       Senior Vice President
                                       Marine Midland Bank
                                       140 Broadway
                                       New York, New York 10005
                                       (212) 503-6780 (Fax)

                                                                   EXHIBIT 10.45

                                RENEWAL ESOP NOTE



$1,366,392.35                                                 Apopka, Florida
                                                              September 26, 1997


         This is a Renewal ESOP Note modifying the terms of the ESOP Note dated January 11, 1991, in the original principal amount of $4,000,000 (the "Original Note"). All required documentary stamp taxes on the Original Note have been fully paid. This Renewal ESOP Note is intended to comply with the provisions of Florida Statutes ss.201.09 (dealing with documentary stamp taxes on renewal notes). This Renewal ESOP Note modifies the term and interest rate of the Original Note.

         For value received, Marine Midland Bank, as successor trustee of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust (the "Borrower") (formerly known as the Employee Stock Ownership Plan and Trust for Employees of Sawtek Inc.), promises to pay to the order of Sawtek Inc. (the "Company") at 1818 South Highway 441, Apopka, Florida 32703, or at such other location as may hereafter be designated by the Company, the principal sum of One Million Three Hundred Sixty Six Thousand, Three Hundred Ninety Two Dollars and Thirty Five Cents ($1,366,392.35) plus interest at seven and sixteen one-hundredths percent (7.16%) per annum, in seven equal, annual installments of principal plus accrued interest commencing September 30, 1997, and payable thereafter on September 30 of each year through and including September 30, 2003.

         All such payments of principal and accrued interest shall be made in lawful money of the United States in immediately available funds in the manner specified in the ESOP Loan Agreement. The Borrower also shall pay all costs of collection, including court costs and attorneys' fees, if collection proceedings are brought with respect to this Renewal ESOP Note. The Borrower may prepay all or any portion of this Renewal ESOP Note without penalty or premium.

         This is the Renewal ESOP Note referred to in the Modified ESOP Loan Agreement dated as of September 26, 1997, between the Borrower and the Company (as the same may be amended from time to time, the "Modified ESOP Loan Agreement"). The provisions of the Modified ESOP Loan Agreement are incorporated herein by reference.

         This Modified ESOP Note is secured by collateral as is more specifically described in that certain Modified ESOP Pledge Agreement dated as of September 26, 1997, between the Borrower and the Company (as the same may be amended from time to time, the "Modified ESOP Pledge Agreement").

         This Note shall be without recourse to the Borrower, except that the Company shall have rights in the collateral to the extent provided in Section 4975 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder, and as provided in the Modified ESOP Pledge Agreement. Notwithstanding anything contained herein to the contrary, the Company shall not take any action or fail to act in any manner that would cause the loan represented by this Renewal ESOP Note to fail to qualify as an exempt loan as defined in Section 54.4975-7 of the Treasury Regulations. This Renewal ESOP Note shall be interpreted so as to qualify as such an exempt loan.

         Time is of the essence hereunder. The failure or forbearance of the Company to exercise any right hereunder, or otherwise granted by law or another agreement, shall not affect or release the liability of the Borrower, and shall not constitute a waiver of such right unless so stated by the Company in writing. The Borrower agrees that the Company shall have no responsibility for the collection or protection of any property securing this Renewal ESOP Note, and expressly consents that the Company may from time to time, without notice, extend the time for payment of this Renewal ESOP Note, or any part thereof, and waive its rights with respect to any property or indebtedness.

         The Borrower hereby expressly waives presentment and notice of dishonor of this Renewal ESOP Note.

                               SAWTEK INC. EMPLOYEE STOCK
                               OWNERSHIP AND 401(k) PLAN AND TRUST

ATTEST:                        By: Marine Midland Bank, Trustee


____________________________   By:/s/Stephen J. Hartman, Jr.
                                  Stephen J. Hartman, Jr.
                                  Senior Vice President

                                                                   EXHIBIT 10.46


                            IMPLEMENTATION AGREEMENT

         This IMPLEMENTATION AGREEMENT dated September 26, 1997, by and between SAWTEK INC., a Florida corporation (the "Company") and MARINE MIDLAND BANK, as successor trustee (the "Trustee") of the trust (the "Trust") that forms a part of the SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN AND TRUST (the "Plan")


                              W I T N E S S E T H:

         WHEREAS, effective October 1, 1990, the Company established the Employee Stock Ownership Plan and Trust (the "Prior Plan") for the benefit of its eligible employees; and

         WHEREAS, the Prior Plan was amended and restated and combined with the Company's 401(k) profit sharing plan in the form of the Plan effective July 16, 1997; and

         WHEREAS, on January 11, 1991, the Company and certain shareholders thereof sold 8,888,880 shares (as adjusted to reflect a 1996 20 for 1 stock split) common stock of the Company (the "Shares") to the Trust; and

         WHEREAS, in order to finance the acquisition of the Shares, the Trust entered into an exempt loan (the "1991 Exempt Loan") with the Company in the principal amount of $4,000,000, as evidenced by the ESOP Loan Agreement dated as of January 11, 1991 (the "1991 Loan Agreement"); and

         WHEREAS, the Shares were placed in a suspense account within the Prior Plan for release in accordance with the ESOP Pledge Agreement dated as of January 11, 1991 (the "1991 Pledge Agreement") and applicable regulations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"); and

         WHEREAS, as of the date of this agreement, the Trust remains indebted to the Company from the 1991 ESOP Loan in the principal amount of $1,366,392.35 and there remains 3,036,431 of the Shares in the suspense account of the Plan for allocation to the participants and beneficiaries of the Plan; and

         WHEREAS, Effective May 5, 1997, the Trustee was appointed the successor trustee of the Trust, replacing Steven P. Miller, Neal Jay Tolar, Willis C. Young, and Robert C. Strandberg as co-trustees of the Trust. At the time of the 1991 Loan Agreement, Southeast Bank, N.A. was the trustee of the Trust; and

         WHEREAS, the Trustee has made the determination to enter into this Agreement and other documents related to the modification of the 1991 ESOP Loan including the Modification of ESOP Loan Agreement between the Company and the Trust dated as of the date hereof, attached as Exhibit A (the "Modified ESOP Loan Agreement"), the Renewal ESOP Note dated as of the date hereof, attached as Exhibit B, and the Modified ESOP Pledge Agreement dated as of the date hereof between the Company and the Trust, attached as Exhibit C (the "Modified ESOP Pledge Agreement"); and

         WHEREAS, it is intended that the loan made under the Modified ESOP Loan Agreement and evidenced by the Renewal ESOP Note (the "Modified ESOP Loan") be primarily for the benefit of the Plan participants and beneficiaries and will constitute an "exempt loan" within the meaning of section 4975(d)(3) of the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulation
Section 54.4975-7(b), Section 408(b)(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), Department of Labor Regulation
Section 2550.408b-3, and Section 5.5 of the Plan; and

         WHEREAS, the Company has agreed to enter into this Agreement in consideration for the Trustee entering into the Modified ESOP Loan Agreement, the Renewal ESOP Note and the Modified ESOP Pledge Agreement; and

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which each party hereto respectively acknowledges by its execution hereof), the parties hereto intending legally to be bound do hereby agree to the implementation of their understanding as follows:

         1. Representation. The Company represents that (i) the execution, delivery and performance of this Agreement are within Company's powers and have been duly authorized by all necessary action by the Company, and (ii) this Agreement constitutes the Company's valid and legally binding obligation, enforceable against the Company in accordance with its terms.

         2. Incremental Contribution. (a) For the fiscal year ended September 30, 1998, the Company shall contribute to the Trust a matching contribution in an amount equal to 100 percent of each Plan participant's salary deferral contributions, not to exceed 3 percent of such participant's compensation as defined in Section 1.15 of the Plan.

         (b) For the fiscal years ended September 30, 1999 and September 30, 2000, the Company shall contribute to the Trust an amount equal to the lesser of
(i) 100 percent of each Plan participant's salary deferral contributions not to exceed 3 percent of such participant's compensation, and (ii) 5 percent of the Company's net, after-tax profits. For the purpose of this Agreement "net", after-tax profits" shall be calculated in accordance with generally accepted accounting principals, minus any accrual for the Company's contribution for that Plan year.

         The Company's contribution under paragraphs (a) and (b) are referred collectively as the "Incremental Contributions." The Company, in its sole discretion, may make the Incremental Contributions in the form of cash, shares of common stock of the Company ("Common Stock"), or a combination thereof. The value of a contribution in the form of shares of Common Stock shall be determined by multiplying the number of shares contributed to the Plan by the Average (as defined herein) of the last sale prices of a share of Common Stock, as reported on NASDAQ at the close of trading on the ten consecutive trading days ending on the third business day prior to the date of the contribution to the Plan (the "Value Calculation"). "Average" shall mean the sum of the ten last sale prices determined as specified above divided by ten, with the result rounded to the nearest ten-thousandth. The Company and the Trustee agree that the Value Calculation will be adjusted, as mutually agreeable, in the event that such calculation is deemed at some future date to constitute a prohibited transaction under section 4975 of the Code or Section 406 of ERISA.

         3. Repayment of ESOP Loan. The Company agrees that under the terms of the Modified ESOP Loan Agreement it is obligated to contribute sufficient monies to the Trust to repay the Modified ESOP Loan and the Trustee agrees that it is obligated to use these monies to repay its loan from the Company. The Company agrees that no Shares held in the Trust will be used to repay the Modified ESOP Loan.

         4.  General.

         4.1 Amendment. This Agreement may not be amended, waived or modified in any manner without the written consent of the parties.

         4.2 Notices. All notices or other communications given or made hereunder shall be duly given when received if delivered in person or by telex, facsimile, registered or certified mail, return receipt requested, postage prepaid to any party at the address and to the addressee for such party set forth on the signature page of this Agreement or such other address or addressee as the party to whom notice is to be given furnishes in writing to the other party in the manner set forth above.

         4.3 Governing Law. This Agreement shall be construed in accordance with the governed by the internal laws of the State of Florida applicable to contracts made and performed in the State of Florida.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by their respective representatives thereunto duly authorized as of the date first hereinbefore apearing.

                                    SAWTEK INC. EMPLOYEE STOCK OWNERSHIP
                                    AND 401(k) TRUST

                                    MARINE MIDLAND BANK, solely in its
                                    capacity as Trustee and not in its
                                    individual or corporate capacity


                                    By:  /s/Stephen J. Hartman, Jr.
                                    Its: Senior Vice President
                                    Name:  Stephen J. Hartman, Jr.
                                    Title: Vice President

                                    Address:  140 Broadway
                                    New York, New York  10005-1180


                                    SAWTEK INC.

                                    By:   /s/Raymond A. Link
                                    Its:  VP-Finance
                                    Name:  Raymond A. Link
                                    Title: Vice President- Finance
                                           Chief Financial Officer

                                    Address:  P.O. Box 609501
                                    Orlando, Florida  32860-9501

                                   Exhibit A
            (Modified ESOP Loan Agreement dated September 26, 1997)

                                   Exhibit B
                  (Renewal ESOP Note dated September 26, 1997)

                                   Exhibit C
           (Modified ESOP Pledge Agreement dated September 26, 1997)

                                                                   EXHIBIT 10.47











                                   SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN







                                  PREPARED BY:

                         MAGUIRE, VOORHIS & WELLS, P.A.
                             Two South Orange Plaza
                             Orlando, Florida 32801










                             EFFECTIVE JULY 16, 1997

                                TABLE OF CONTENTS
                                                                        Page
BACKGROUND INFORMATION                                                    1

ARTICLE I. - DEFINITIONS                                                  1

ARTICLE II. - ELIGIBILITY                                                14
 2.1  CONDITIONS OF ELIGIBILITY                                          14
 2.2  EFFECTIVE DATE OF PARTICIPATION                                    14
 2.3  TERMINATION OF ELIGIBILITY                                         14
 2.4  OMISSION OF ELIGIBLE EMPLOYEE                                      15
 2.5  INCLUSION OF INELIGIBLE EMPLOYEE                                   15

ARTICLE III. - CONTRIBUTION AND ALLOCATION                               15
 3.1  FORMULA FOR DETERMINING EMPLOYER'S CONTRIBUTION                    15
 3.2  PARTICIPANT'S SALARY REDUCTION ELECTION                            17
 3.3  TIME OF PAYMENT OF CONTRIBUTIONS                                   21
 3.4  ACCOUNTING AND ALLOCATION                                          21
 3.5  AVERAGE DEFERRAL PERCENTAGE TESTS                                  25
 3.6  ADJUSTMENT TO AVERAGE DEFERRAL PERCENTAGE TESTS                    27
 3.7  AVERAGE CONTRIBUTION PERCENTAGE TESTS                              29
 3.8  ADJUSTMENT TO AVERAGE CONTRIBUTION PERCENTAGE TESTS                31
 3.9  MAXIMUM ANNUAL ADDITIONS                                           33
 3.10 ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS                          34
 3.11 TRANSFERS FROM QUALIFIED PLANS                                     35
 3.12 PARTICIPANT'S QUALIFIED DIRECTED INVESTMENT ACCOUNT                36
 3.13 DIRECTED INVESTMENT ACCOUNT                                        37
 3.14 VOTING COMPANY STOCK                                               38

ARTICLE IV. - VALUATIONS                                                 38
 4.1  VALUATION OF THE TRUST FUND                                        38

ARTICLE V. - FUNDING AND INVESTMENT POLICY                               39
 5.1  INVESTMENT POLICY                                                  39
 5.2  EMPLOYER SECURITIES                                                39
 5.3  APPLICATION OF CASH                                                40
 5.4  TRANSACTIONS INVOLVING COMPANY STOCK                               40
 5.5  LOANS TO THE TRUST                                                 41

ARTICLE VI. - DETERMINATION AND DISTRIBUTION OF BENEFITS                 42
 6.1  DETERMINATION OF BENEFITS UPON RETIREMENT                          42
 6.2  DETERMINATION OF BENEFITS UPON DEATH                               42
 6.3  DETERMINATION OF BENEFITS IN EVENT OF DISABILITY                   43
 6.4  DETERMINATION OF BENEFITS UPON TERMINATION                         44
 6.5  DETERMINATION OF BENEFITS AT AGE 59                                46
 6.6  DISTRIBUTION OF BENEFITS                                           46
 6.7  DISTRIBUTION OF BENEFITS UPON DEATH                                50
 6.8  HOW ESOP BENEFITS WILL BE DISTRIBUTED                              52
 6.9  IN SERVICE DISTRIBUTION                                            52
 6.10 TIME OF SEGREGATION OR DISTRIBUTION                                53
 6.11 DISTRIBUTION FOR MINOR BENEFICIARY                                 53
 6.12 LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN                     53
 6.13 LIMITATIONS ON BENEFITS AND DISTRIBUTIONS                          53
 6.14 DISTRIBUTION OF DEFERRAL ACCOUNT UPON HARDSHIP                     54
 6.15 DIRECT ROLLOVERS                                                   55
 6.16 LOANS                                                              55
 6.17 PUT OPTION                                                         57
 6.18 NONTERMINABLE PROTECTIONS AND RIGHTS                               59

                              TABLE OF CONTENTS
                                 --continued--                          Page

ARTICLE VII. - TOP HEAVY RULES                                           59
 7.1  DEFINITIONS                                                        59
 7.2  TOP HEAVY PLAN REQUIREMENTS                                        61
 7.3  DETERMINATION OF TOP HEAVY STATUS                                  61
 7.4  REQUIRED MINIMUM ALLOCATIONS                                       62
 7.5  TOP HEAVY VESTING SCHEDULE                                         63

ARTICLE VIII - ADMINISTRATION                                            63
 8.1  POWERS AND RESPONSIBILITIES OF THE EMPLOYER                        63
 8.2  ASSIGNMENT AND DESIGNATION OF ADMINISTRATIVE AUTHORITY             64
 8.3  ALLOCATION AND DELEGATION OF RESPONSIBILITIES                      64
 8.4  POWERS, DUTIES AND RESPONSIBILITIES                                64
 8.5  RECORDS AND REPORTS                                                66
 8.6  ANNUAL REPORT                                                      66
 8.7  APPOINTMENT OF ADVISERS                                            66
 8.8  INFORMATION FROM EMPLOYER                                          66
 8.9  PAYMENT OF EXPENSES                                                66
 8.10 MAJORITY ACTIONS                                                   67
 8.11 CLAIMS PROCEDURE                                                   67
 8.12 CLAIMS REVIEW PROCEDURE                                            67

ARTICLE IX. - AMENDMENT, TERMINATION, AND MERGERS                        68
 9.1  AMENDMENT                                                          68
 9.2  TERMINATION                                                        68
 9.3  MERGER OR CONSOLIDATION                                            69

ARTICLE X. - MISCELLANEOUS                                               69
10.1  PARTICIPANT'S RIGHTS                                               69
10.2  ALIENATION                                                         69
10.3  CONSTRUCTION OF AGREEMENT                                          70
10.4  GENDER AND NUMBER                                                  70
10.5  LEGAL ACTION                                                       70
10.6  PROHIBITION AGAINST DIVERSION OF FUNDS OR FORFEITURE FOR CAUSE     70
10.7  BONDING                                                            71
10.8  EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE                         71
10.9  RECEIPT AND RELEASE FOR PAYMENTS                                   71
10.10 ACTION BY THE EMPLOYER                                             71
10.11 NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY                 71
10.12 HEADINGS                                                           72
10.13 UNIFORMITY                                                         72

                                  SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN


         This Plan generally is made effective July 16, 1997, by SAWTEK INC., a Florida corporation (the "Employer").

                             BACKGROUND INFORMATION

         A. Effective October 1, 1980, the Employer adopted the predecessor of the Sawtek Inc. Code Section 401(k) Profit Sharing Plan and Trust Agreement (the "401(k) Plan").

         B. The 401(k) Plan was amended and restated effective October 1, 1987, and February 15, 1996, and also was amended from time to time in the interim. The pre-tax salary deferral feature was added effective October 1, 1991.

         C. Effective October 1, 1990, the Employer adopted the Employee Stock Ownership Plan and Trust Agreement for Employees of Sawtek Inc. (the "ESOP") in order to enable the Eligible Employees of the Employer to acquire a proprietary interest in the common stock of the Employer.

         D. The ESOP was amended on three occasions since its original effective date, and then was amended and restated effective February 15, 1996.

         E. The Employer now desires to (i) add an Employer matching provision to the 401(k) component of the Plan, (ii) merge the 401(k) Plan and ESOP into a single, Employee Stock Ownership and 401(k) Plan (to form the "Plan") (iii) modify the terms of the Plan to better meet the needs of the Employer, Participants and Beneficiaries, and (iv) to comply with changes mandated by federal law.

         F. Amounts contributed under the Plan will be held and invested, and then distributed, by the Trustee. The Trustee shall act in accordance with the terms of a separate Trust Agreement between the Employer and the Trustee, which Trust Agreement shall be known as the Sawtek Inc. Employee Stock Ownership and 401(k) Trust (the "Trust"). The Trust implements and forms a part of the Plan. The provisions of, and the benefits under, the Plan are subject to the terms and provisions of the Trust.


                                   ARTICLE I.
                                   DEFINITIONS

             1.1 "Act" means the Employee Retirement Income Security Act of 1974, as amended.

             1.2 "Actual Contribution Percentage" means, with respect to a Participant, the percentage obtained (calculated to the nearest one hundredth of one percent) by dividing the Matching Contribution allocated to such Participant for the Plan Year by his or her Compensation for the same Plan Year. For purposes of this computation, a Participant's Compensation shall include only such items as are paid after the Participant's Plan entry date specified in
Section 2.2.

             1.3 "Actual Deferral Percentage" means, with respect to a Participant, the percentage obtained (calculated to the nearest one hundredth of one percent) by dividing the Participant's Deferred Compensation for the Plan Year by his or her Compensation for the same Plan Year. Deferred Compensation allocated to the Participant's Deferral Account of each Non-Highly Compensated Participant shall be reduced by Excess Deferred Compensation to the extent such excess amounts are made under the Plan or any other plan maintained by the Employer. For purposes of this computation, a Participant's Compensation shall include only such items as are paid after the Participant's Plan entry date specified in Section 2.2.

             1.4 "Administrator" means the Employer, unless a person or committee of persons is designated by the Employer pursuant to Article VIII to administer the Plan on behalf of the Employer. Until such time as the Board of Directors of the Employer provides otherwise, the President and Chief Financial Officer of the Employer are appointed to administer the Plan on behalf of the Employer.

             1.5 "Affiliated Employer" means the Employer and any of the following entities:

                   (a) Any corporation which is a member of a "controlled group of corporations" (as that phrase is defined in Code Section 414(b)), which group includes the Employer;

                   (b) Any trade or business (whether or not incorporated, and including a sole proprietorship, partnership, estate and trust) which is under "common control" (as that phrase is defined in Code Section 414(c)) with the Employer;

                   (c) Any entity (whether or not incorporated) which is a member of an "affiliated service group" (as that phrase is defined in Code
Section 414(m)), which group includes the Employer; and

                   (d) Any entity required to be aggregated with the Employer pursuant to Regulations promulgated pursuant to Code Section 414(o).

             1.6 "Aggregate Account" means, with respect to each Participant, the value of all accounts (including the Participant's Deferral Account, Participant's Profit Sharing Account, Participant's ESOP Account, Participant's Matching Account and Participant's Rollover Account) maintained on behalf of a Participant, whether attributable to Employer or Employee contributions. A Participant's ESOP Account is comprised of his or her Participant's Company Stock Account, Participant's ESOP Investment Account, and Participant's Qualified Directed Investment Account.

             1.7 "Agreement" or "Plan" shall mean this instrument, including all amendments or restatements hereof.

             1.8 "Anniversary Date" means September 30.

             1.9 "Average Contribution Percentage" means, with respect to a specified group of Participants for a Plan Year, the average (calculated to the nearest one hundredth of one percent) of the Actual Contribution Percentages of the Participants in such specified group for the Plan Year.

             1.10 "Average Deferral Percentage" means, with respect to a specified group of Participants for a Plan Year, the average (calculated to the nearest one hundredth of one percent) of the Actual Deferral Percentages of the Participants in such specified group for the Plan Year.

             1.11 "Beneficiary"  means the person or entity to whom the share of
a  deceased  Participant's   Aggregate  Account  is  payable,   subject  to  the
restrictions of Section 6.2.

             1.12 "Business Day" means any day on which the Federal Reserve and New York Stock Exchange are both open for business.

             1.13 "Code" means the Internal Revenue Code of 1986, as amended or replaced from time to time.

             1.14 "Company Stock" means common stock issued by the Employer (or by a corporation which is a member of the controlled group of corporations of which the Employer is a member) which is readily tradeable on an established securities market.

             1.15 "Compensation" means, with respect to any Participant, such Participant's wages for the Plan Year within the meaning of Code Section 3401(a) (for the purposes of income tax withholding at the source) but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed.

                   For purposes of this Section 1.15, the determination of Compensation shall be made by including salary reduction contributions made on behalf of a Participant to a plan maintained by the Employer pursuant to Code Sections 125 or 401(k). However, for purposes of applying Section 3.9 for Plan Years beginning prior to December 31, 1997, Compensation shall not include, or shall be net of, salary reduction contributions made on behalf of a Participant to a plan maintained by the Employer pursuant to Code Sections 125 or 401(k).

                   For purposes of allocations made pursuant to Section 3.4, Compensation shall not include any income realized or recognized relating to the exercise of any incentive stock option or non-qualified stock option granted to the Participant by the Employer, or relating to the purchase of Company Stock pursuant to an employee stock purchase plan maintained by the Employer. Furthermore, Compensation shall not include any moving allowances or tuition reimbursements paid by the Employer.

                   Compensation in excess of $150,000 (or such other amount as the Secretary of the Treasury may designate from time to time pursuant to Code
Section 401(a)(17)(B)) shall be disregarded regardless of whether the Plan is a Top Heavy Plan. If a determination period consists of fewer than 12 months, the foregoing annual Compensation limit shall be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

                   Effective for Participants that enter the Plan on and after July 16, 1997, Compensation for a Participant's Plan Year of entry shall mean Compensation actually paid after the Participant enters the Plan pursuant to
Article II. However, see Section 7.4 for the definition of Compensation in the event a minimum allocation is required for any Top Heavy Plan Year.

                   For Plan Years beginning prior to December 31, 1996, in determining the Compensation of an Employee, the family attribution rules of Code Sections 401(a)(17) and 414(q)(6) (as modified by Code Section 401(a)(17)) shall apply.

             1.16 "Current Obligations" means principal and interest obligations arising from an extension of credit to the Trust which are payable in cash within one year from the date an Employer Contribution is due.

             1.17 "Deferred Compensation" means that portion of a Participant's Compensation which has been deferred pursuant to Section 3.2, and has been allocated to the Participant's Deferral Account.

             1.18 "Determination Year" means the Plan Year for which testing is being performed to determine if an Employee is a Highly Compensated Employee.

             1.19 "Direct Rollover" means a payment by the Plan to the Eligible Retirement Plan specified by the Distributee in accordance with Section 6.15.

             1.20 "Distributee" means an Employee or former Employee. In addition, an Employee's or former Employee's surviving spouse and an Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), shall be Distributees with regard to the interest of the spouse or former spouse.

             1.21 "Eligible Employee" means any Employee who is not otherwise described in this Section and has satisfied the age provisions of Section 2.1.

                   Employees who are Leased Employees, or who are nonresident aliens who do not receive any earned income (as defined in Code Section 911(d)(2) from the Employer which constitutes United States source income (as defined in Code Section 861(a)(3)), shall not be eligible to participate in this Plan.

                   Employees of Affiliated Employers shall become Eligible Employees only upon satisfaction of the age requirement of Section 2.1 and the adoption of this Plan by the Affiliated Employer, which adoption must be approved by the Board of Directors of Sawtek Inc.

                   Employees who are included in a unit of employees covered by an agreement which the Secretary of Labor finds to be a collective bargaining agreement between employee representatives and the Employer shall not be eligible to participate in this Plan if there is evidence that retirement benefits were the subject of good faith bargaining between such employee representatives and the Employer, unless such collective bargaining agreement requires the covered employees to participate in this Plan.

             1.22 "Eligible Retirement Plan" means an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code Section 403(a), or a qualified trust described in Code Section 401(a), that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to a surviving spouse, an Eligible Retirement Plan includes only an individual retirement account or individual retirement annuity.

             1.23 "Eligible Rollover Distribution" means any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include (i) any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's Beneficiary, or for a specified period of ten years or more, (ii) any distribution to the extent such distribution is required under Code Section 401(a)(9), and (iii) the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer securities).

             1.24 "Employee" means any person who is employed by the Employer, or Affiliated Employer, but excludes any person who is employed as an independent contractor.

                   The term "Employee" shall include any Leased Employee, unless such Leased Employee is covered by a plan described in Code Section 414(n)(5) and Leased Employees do not constitute more than 20% of the Employer's Non-Highly Compensated Employees.

             1.25 "Employer" means Sawtek Inc., a Florida corporation, any subsidiary or parent of such corporation which adopts the Plan with the approval of the Board of Directors of Sawtek Inc., any successor which shall maintain this Plan, and any other employer permitted by the Employer to adopt this Plan.

             1.26 "ESOP" means an employee stock ownership plan that meets the requirements of Code Section 4975(e)(7) and Regulation Section 54.4975-11.

             1.27. "ESOP Contribution" means the Employer's contribution to the Plan, made pursuant to Section 3.1(a) and allocated to the Participants' ESOP Accounts.

             1.28 "Excess Deferred Compensation" means, with respect to the taxable year of a Participant, the excess of such Participant's Deferred Compensation under this Plan plus the elective deferrals described in Section 3.2(f) and Regulation Section 1.402(g)-1(b), actually made on behalf of such Participant for such taxable year, over the dollar limitation provided for in Code Section 402(g), which is incorporated herein by reference. For purposes of Code Section 415, pursuant to Regulation Section 1.415-6(b)(1), Excess Deferred Compensation shall be treated as an "annual addition" unless distributed pursuant to Section 3.2(f). Excess Deferred Compensation shall be included in an Employee's Deferred Compensation for purposes of the Actual Deferral Percentage test and Average Deferral Percentage test, unless such excess relates to a deferral made by a Non-Highly Compensated Participant under this or any other qualified retirement plan of the Employer.

             1.29 "Excess Elective Contributions" means, with respect to a Plan Year, the excess of Deferred Compensation made pursuant to Section 3.2 on behalf of a Highly Compensated Participant for such Plan Year, over the maximum amount of such contributions permitted under Section 3.5(a) and Code Section 401(k)(3). Excess Elective Contributions shall be treated as "annual additions" pursuant to
Section 3.9 and Code Section 415.

             1.30 "Excess Matching Contributions" means, with respect to a Plan Year, the excess of Employer Matching Contributions made pursuant to Section 3.1(c) on behalf of a Highly Compensated Participant for such Plan Year, over the maximum amount of such Employer Matching Contributions permitted under the limitations of Section 3.7 and Code Section 401(m). Excess Matching Contributions shall be attributed to individual Highly Compensated Participants in accordance with Section 3.8(a).

             1.31 "Exempt Loan" means a loan made to the Trust by a disqualified person or a loan to the Plan which is guaranteed by a disqualified person and which satisfies the requirements of Section 2550.408b-3 of the Department of Labor Regulations, Regulation Section 54.4975-7(b) and Section 5.5 hereof.

             1.32 "Family Member" means, with respect to an affected Participant, such Participant's spouse, lineal descendants and ascendants and their spouses, all as described in Code Section 414(q)(6)(B). The family aggregation provisions no longer apply in Plan Years beginning on and after October 1, 1997.

             1.33 "Fiduciary" means any person who (a) exercises any discretionary authority or discretionary control respecting management of the Plan or exercises any authority or control respecting management or disposition of its assets; (b) renders investment advice for a fee or other compensation, direct or indirect, with respect to any monies or other property of the Plan or has any authority or responsibility to do so; or (c) has any discretionary authority or discretionary responsibility in the administration of the Plan. Such definition includes, but is not limited to, the Trustee, the Employer and its representative body, and the Administrator.

             1.34 "Fiscal Year" means the Employer's accounting year of 12 months commencing on October 1 of each year and ending the following September 30.

             1.35 "Forfeiture" means that portion of a Participant's ESOP Account, Participant's Matching Account or Participant's Profit Sharing Account that is not Vested, and occurs on the earlier of:

                   (a) The distribution of the entire Vested portion of a Participant's ESOP Account, Participant's Matching Account or Participant's Profit Sharing Account; or

                   (b) The last day of the Plan Year in which the Participant incurs five consecutive One-Year Breaks in Service.

                   For purposes of paragraph (a) above, in the case of a Terminated Participant whose Vested interest in his Participant's ESOP Account, Participant's Matching Account or Participant's Profit Sharing Account is zero, such Terminated Participant shall be deemed to have received a distribution of his Vested interest in such account(s) upon the effective date of his termination of employment. Restoration of such amounts shall occur pursuant to
Section 3.4.

             1.36 "Former Participant" means a person who has been an active Participant, but who has ceased to be a Participant for any reason.

             1.37 "Gap Period" means the period of time between the end of the applicable computation period (i.e., Participant's taxable year or the Plan
Year) and the date a corrective distribution is made to the Participant.

             1.38 "Highly Compensated Employee" means an Employee described in Code Section 414(q) and the Regulations thereunder, and generally means an Employee who performed services for the Employer during the Determination Year, and is in one or more of the following groups:

                   (a) Employees who at any time during the Determination Year or Look-Back Year were "five percent owners" of the Employer.

                   (b) Employees who received Compensation during the Look-Back Year from the Employer in excess of $75,000.

                   (c) Employees who received Compensation during the Look-Back Year from the Employer in excess of $50,000 ($80,000 for Plan Years beginning after December 31, 1996) and were in the Top Paid Group of Employees for the Plan Year (Look-Back Year for Plan Years beginning after December 31, 1996).

                   (d) Employees who during the Look-Back Year were "officers" of the Employer (as that term is defined within the meaning of the Regulations under Code Section 416) and received Compensation during the Look-Back Year from the Employer greater than 50% of the limit in effect under Code Section 415(b)(1)(A) for any such Plan Year. The number of officers shall be limited to the lesser of (i) 50 employees; or (ii) the greater of three employees or ten percent of all employees. For purposes of determining the number of officers, Employees described in Section (a), (b), (c) and (d) shall be excluded, but such Employees shall still be considered for purposes of identifying the particular Employees who are officers. If the Employer does not have at least one officer whose annual Compensation is in excess of 50% of the Code Section 415(b)(1)(A) limit, then the highest paid officer of the Employer shall be treated as a Highly Compensated Employee.

                   (e) Employees who are in the group consisting of the 100 Employees paid the greatest Compensation during the Determination Year and are also described in (b), (c) or (d) above when these paragraphs are modified to substitute Determination Year for Look-Back Year.

                   For Plan Years beginning after December 31, 1996, subparagraphs (b), (d) and (e) shall no longer apply, except that in determining whether an Employee is a Highly Compensated Employee for purposes of the Plan Year beginning October 1, 1997, subparagraphs (b), (d) and (e) shall not be applied to the Look-Back Year beginning October 1, 1996, and the parenthetical language in subparagraph (c) shall be applied to such Look-Back Year.

                   The dollar threshold amounts specified in (b) and (c) above shall be adjusted at such time and in such manner as is provided in Code Section 414(q)(1). In the case of such an adjustment, the dollar limits which shall be applied are those for the calendar year in which the Determination Year or Look-Back Year begins.

                   In determining who is a Highly Compensated Employee, Employees who are non-resident aliens and who received no earned income (within the meaning of Code Section 911(d)(2)) from the Employer constituting United States source income within the meaning of Code Section 861(a)(3) shall not be treated as Employees. Additionally, all Affiliated Employers shall be taken into account as a single employer and Leased Employees within the meaning of Code
Section 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and are not covered in any qualified plan maintained by the Employer. The exclusion of Leased Employees for this purpose shall be applied on a uniform and consistent basis for all of the Employer's retirement plans. Highly Compensated Former Employees shall be treated as Highly Compensated Employees without regard to whether they performed services during the Determination Year.

             1.39 "Highly Compensated Former Employee" means a former Employee who (i) had a separation year prior to the Determination Year and (ii) was either a Highly Compensated Employee in the year of separation from service or in any Determination Year after attaining age 55. Highly Compensated Former Employees shall be treated as Highly Compensated Employees.

             1.40 "Highly Compensated Participant" means any Highly Compensated Employee who is eligible to participate in the Plan.

             1.41 "Hour of Service" means (a) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer for the performance of duties during the applicable computation period; (b) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer (irrespective of whether the employment relationship has terminated) for reasons other than performance of duties (such as vacation, holidays, sickness, jury duty, disability, lay-off, military duty or leave of absence) during the applicable computation period; and (c) each hour for which back pay is awarded or agreed to by the Employer without regard to mitigation of damages.

                   For purposes of (a) above, Hours of Service shall be credited to the computation period (See definition of Year of Service) in which the duties are performed. For purposes of (b) above, Hours of Service shall be credited to the computation period provided for in Department of Labor Regulations Sections 2530.200b-2(c)(2). Finally, for purposes of (c) above, Hours of Service shall be credited to the computation period or periods to which the award or agreement for back pay pertains, rather than to the computation period in which the award, agreement or payment is made.

                   Hours of Service for hourly Employees shall be based on actual hours worked, and for salaried Employees on the basis of 45 Hours of Service for each week (or portion thereof) employed by the Employer.

                   Notwithstanding the above, (i) no more that 501 Hours of Service are required to be credited to any Employee on account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single computation period); (ii) an hour for which an Employee is directly or indirectly paid, or entitled to payment, on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's compensation, unemployment compensation or disability insurance laws; and (iii) Hours of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically related expenses incurred by the Employee.

                   For purposes of this Section, a payment shall be deemed to be made by or due from the Employer regardless of whether such payment is made by or due from the Employer directly or indirectly through, among others, a trust, fund, or insurer, to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust, fund, insurer, or other entity are for the benefit of particular Employees or are on behalf of a group of Employees in the aggregate.

                   An Hour of Service must be counted for purposes of determining a Year of Service, a year of participation for purposes of accrued benefits, a One-Year Break in Service, and employment commencement date (or reemployment commencement date). The provisions of Department of Labor Regulations Sections 2530.200 b-2(b) and (c) are incorporated herein by reference.

             1.42 "Investment Manager" means any person, firm or corporation (other than the Trustee or named Fiduciary) who (i) is a registered investment adviser under the Investment Advisers Act of 1940, or is a bank or insurance company described in Act Section 3(38), (ii) has the power to manage, acquire, or dispose of Plan assets, and (iii) acknowledges in writing its fiduciary responsibility to the Plan under the Act. See Section 8.1(c).

             1.43 "Leased Employee" means a person who provides services to the Employer and is described in Code Section 414(n) and Regulations promulgated thereunder. Generally, a person shall be considered a Leased Employee if:

                   (a) He is not otherwise an Employee of the Employer,

                   (b) He provides services to the Employer,

                   (c) Such services are provided pursuant to an agreement between the Employer and a leasing organization,

                   (d) Such person has performed such services for the Employer on a substantially full-time basis for at least twelve months, and

                   (e) Such services are of a type historically performed in the Employer's business field by employees. Effective for Plan Years beginning after December 31, 1996, this requirement shall be amended by deleting the foregoing "historically performed" provision and instead requiring that such services be performed under the primary direction and control of the Employer.

             1.44 "Look-Back Year" means the twelve month period immediately preceding the Determination Year for which testing is being performed to determine if an Employee is a Highly Compensated Employee. See definition of Highly Compensated Employee.

             1.45  "Matching   Contribution"   means  the  Employer's   matching
contribution made to the Plan pursuant to Section 3.1(c) and allocated to a Participant's Matching Account.

             1.46 "Net Profit" means, with respect to any Fiscal Year, the Employer's pre-tax profit for such Fiscal Year determined upon the basis of the Employer's books of account in accordance with the method of accounting regularly used by the Employer, without any reduction for taxes upon income or for contributions made by the Employer to this Plan or any other qualified retirement plan.

             1.47 "Nonallocation Period" means the period beginning on the date of the sale of Company Stock to the Plan and ending on the later of:

                   (a) the date which is 10 years after the date of sale; or

                   (b) the date of the Plan allocation attributable to the final payment of acquisition indebtedness incurred in connection with such sale.

             1.48 "Noncurrent Obligations" means Trust obligations arising from an extension of credit to the Trust which are payable in cash later than one year from the date an Employer contribution is due.

             1.49 "Non-Highly Compensated Employee" means any Employee who is neither a Highly Compensated Employee or (for Plan Years beginning prior to December 31, 1996) a Family Member thereof.

             1.50 "Non-Highly Compensated Participant" means any Participant who is neither a Highly Compensated Employee or (for Plan Years beginning prior to December 31, 1996) a Family Member thereof.

             1.51 "Normal Retirement Date" means the first day of the month coinciding with or next following the Participant's Normal Retirement Age. For purposes of this Section, Normal Retirement Age means the earlier of the Participant's attainment of (i) age 65 with five (5) years of participation in the Plan or (ii) age 55 with 10 Years of Service. A Participant shall become 100% Vested in his Aggregate Account upon attaining his Normal Retirement Age.

             1.52 "One-Year Break in Service" means a Plan Year during which an Employee has not completed more than 500 Hours of Service with the Employer. An Employee shall not incur a One-Year Break in Service for the Plan Year in which he becomes a Participant, dies, retires or suffers a Total and Permanent Disability. Furthermore, solely for the purpose of determining whether a Participant has incurred a One-Year Break in Service, Hours of Service shall be recognized for "authorized leaves of absence" and "maternity or paternity leaves of absence."

                   "Authorized leave of absence" means an unpaid, temporary cessation from active employment with the Employer pursuant to an established, non-discriminatory policy, whether occasioned by illness, military service, or any other reason.

                   A "maternity or paternity leave of absence" means an absence from work for any period by reason of the Employee's pregnancy, birth of the Employee's child, placement of a child with the Employee in connection with the adoption of such child, or any absence for the purpose of caring for such child for a period immediately following such birth or placement. For this purpose, Hours of Service shall be credited for the computation period in which the absence from work begins only if credit therefore is necessary to prevent the Employee from incurring a One-Year Break in Service or, in any case in which the Administrator is unable to determine such hours normally credited, eight Hours of Service per day. The total Hours of Service required to be credited for a "maternity or paternity leave of absence" shall not exceed 501.

             1.53 "Participant" means any Eligible Employee who becomes eligible for and enters the Plan as provided in Sections 2.1 and 2.2, and has not for any reason become ineligible to participate further in the Plan. Upon termination of employment, a Participant becomes a Former Participant for purposes of the Plan.

             1.54 "Participant's Company Stock Account" means the subaccount of the Participant's ESOP Account which is credited with the shares of Company Stock purchased and paid for by the Trust or contributed to the Trust Fund.

             1.55 "Participant's Deferral Account" means the account established and maintained by the Administrator for each Participant with respect to his interest in the Plan resulting from the Participant's Deferred Compensation contributed to the Plan pursuant to Sections 3.1(b) and 3.2. A Participant shall be 100% Vested in his Participant's Deferral Account at all times.

             1.56 "Participant's ESOP Account" means the account established and maintained by the Administrator for each Participant with respect to his interest in the Plan resulting from the Employer's ESOP Contributions made pursuant to Section 3.1(a) and Forfeitures allocated pursuant to Section 3.4. A Participant's ESOP Account may be further subdivided into a Participant's Company Stock Account, Participant's ESOP Investment Account and Participant's Qualified Directed Investment Account. A Participant's interest in his Participant's ESOP Account shall be subject to the vesting provisions of Section 6.4.

             1.57 Participant's ESOP Investment Account" means the subaccount of the Participant's ESOP Account which is credited with his share of net gains or losses, Forfeitures and Employer ESOP Contributions held in a form other than Company Stock and which is debited with payments to acquire Company Stock.

             1.58 "Participant's Matching Account" means the account established and maintained by the Administrator for each Participant with respect to his interest in the Plan resulting from the Employer's Matching Contributions made pursuant to Section 3.1(c). A Participant's interest in his Participant's Matching Account shall be subject to the vesting provisions of Section 6.4.

             1.59 "Participant's Profit Sharing Account" means the account established and maintained by the Administrator for each Participant with respect to his interest in the Plan resulting from the Employer's Profit Sharing Contribution, if any, made pursuant to Section 3.1(e). A Participant's interest in his Participant's Profit Sharing Account shall be subject to the vesting provisions of Section 6.4.

             1.60 "Participant's Qualified Directed Investment Account" means the subaccount established by the Administrator for a Qualified Participant who makes a diversification election pursuant to Section 3.12.

             1.61 "Participant's Rollover Account" means the account established and maintained by the Administrator for any Participant (or Employee) who has transferred amounts to the Plan from another qualified plan (or conduit IRA)
pursuant to Section 3.11. A Participant shall be 100% Vested in his Participant's Rollover Account at all times.

             1.62 "Plan Year" means the Plan's accounting year of 12 months commencing on October 1 of each year and ending the following September 30.

             1.63   "Profit   Sharing   Contribution"   means   the   Employer's
contribution to the Plan made pursuant to Section 3.1(e) and allocated to the Participant's Profit Sharing Account.

             1.64 "Qualified Election Period" means the six Plan Year period beginning with the first Plan Year in which the Participant becomes a Qualified Participant.

             1.65 "Qualified Non-Elective Contribution" means the Employer's contributions to the Plan that are made pursuant to Section 3.1(d). Such contributions shall be (i) considered additional Deferred Compensation for purposes of the Plan, (ii) allocated to the Participant's Deferral Account, and
(iii) used to satisfy the Average Deferral  Percentage test of Section 3.5.

             1.66  "Qualified   Participant"  means  ay  Participant  or  Former
Participant who has attained age 55 and has been credited with ten (10) Years of Service.

             1.67 "Regulation" means the income tax regulations promulgated by the Secretary of the Treasury or his delegate, as amended from time to time.

             1.68  "Retired   Participant"   means  a  person  who  has  been  a
Participant, but who has become entitled to retirement benefits under the Plan.

             1.69 "Retirement Date" means the date as of which a Participant retires.

             1.70 "Suspense Account" means the account credited with the portion of all Former Participant's ESOP Accounts, Participant's Matching Accounts and Participant's Profit Sharing Accounts which have become forfeitable during any Plan Year, but which have not been reallocated pursuant to Section 3.4(e).

             1.71 "Terminated Participant" means a person who has been a Participant, but whose employment has been terminated other than by death, Total and Permanent Disability, or retirement.

             1.72 "Total and Permanent Disability" means a physical or mental condition of a Participant that qualifies as a total and permanent disability under the terms of the Employer's group disability income policy. Such determination shall be made by the group disability income insurer.

             1.73 "Trustee" means the person named as Trustee of the Sawtek Inc. Employee Stock Ownership and 401(k) Trust.

             1.74 "Trust Fund" means the assets of the Plan as the same shall exist from time to time.

             1.75 "Unallocated Company Stock Suspense Account" means an account containing Company Stock acquired with the proceeds of an Exempt Loan, which Company Stock has not been released from such account and allocated to the Participants' Company Stock Accounts.

             1.76 "Valuation Date" means the Anniversary Date of the Plan, and any other date on which the Administrator makes allocations, or pursuant to
Section 4.1, directs the Trustee to value the Trust Fund. In the event the Employer elects to value the Trust Fund, or any portion thereof, on a daily basis, Valuation Date also shall include all Business Days.

             1.77 "Vested" means the portion of any of the Participant's accounts in the Plan that is nonforfeitable. This Plan does not permit forfeiture for cause. However, see Section 3.1 for permitted reversions of all or a portion of the Trust Fund to the Employer.

             1.78 "Year of Service" shall mean a Plan Year, during which an Employee is credited with at least 1000 Hours of Service.

                   Years of Service (including service as a Leased Employee) with any Affiliated Employer shall be recognized. Service from the date on which the Employee first performs an Hour of Service shall be counted in computing Years of Service for vesting purposes.

                   The Administrator shall, in accordance with a uniform, non-discriminatory policy, elect to credit Hours of Service pursuant to this Plan by counting actual Hours of Service for any Employee, or by adopting an equivalency based on a period of employment as provides in Section 2530.200-2(c) of the Department of Labor Regulations.


                                  ARTICLE II.
                                  ELIGIBILITY

             2.1   CONDITIONS OF ELIGIBILITY

                   Any full-time Employee who had entered the Plan as of July 16, 1997 shall continue to be eligible to participate hereunder. Otherwise, an Employee must meet the eligibility requirements described below in order to become a Participant.

                   Any Employee who has attained age 18 shall be eligible to participate hereunder immediately upon his employment, provided such Employee is not excluded from participation by the Eligible Employee provisions of Section 1.21.

             2.2   EFFECTIVE DATE OF PARTICIPATION

                   Any Eligible Employee who had entered the Plan as of July 16, 1997 shall continue to participate in the Plan for all purposes. Thereafter, an Employee who, pursuant to Section 2.1, has become eligible to participate hereunder shall enter the Plan immediately upon meeting the requirements of
Section 2.1.

             2.3   TERMINATION OF ELIGIBILITY

                   (a) In the event a Participant shall go from a classification of an Eligible Employee to a non-eligible Employee (e.g., by becoming a Leased Employee or Employee covered by a collective bargaining agreement), such Participant shall become a Former Participant but shall continue to vest in his or her Participant's ESOP Account, Participant's Profit Sharing Account and Participant's Matching Account for each Year of Service completed while a non-eligible Employee, until such time as his Participant's ESOP Account, Participant's Profit Sharing Account and Participant's Matching Account shall be forfeited or distributed pursuant to the terms of the Plan. Additionally, such Former Participant's Aggregate Account in the Plan shall continue to share in the income, gains or losses of the Trust Fund, unless such Aggregate Account is otherwise segregated or subject to the investment direction provisions of
Section 3.13.

                   (b) In the event an Employee ceases to be a Participant in the Plan because of a change of job classification (i.e., becomes a Leased Employee, covered by a collective bargaining agreement, or an independent contractor), but has not incurred a One-Year Break in Service, such Employee shall again become a Participant effective as of the first day of the Plan Year in which such Employee again becomes an Eligible Employee.

                   (c) In the event an individual who is an Employee, but not an Eligible Employee, becomes a member of an eligible class, then such Employee shall enter the Plan and become a Participant as of the later of (i) the first day of the Plan Year in which the Employee becomes an Eligible Employee, or (ii) the entry date provided in Section 2.2 coinciding with or next following the date the Employee met any age requirement of Section 2.1 (assuming the Employee had been an Eligible Employee during his entire period of service to the Employer).

             2.4   OMISSION OF ELIGIBLE EMPLOYEE

                   If in any Plan Year any Employee who should be included as a Participant in the Plan is erroneously omitted, and discovery of such omission is not made until after a contribution by the Employer for the Plan Year has been made and after the allocation of such contribution has been completed pursuant to Section 3.4, the Employer shall make a subsequent contribution (or any available Forfeitures shall be applied) with respect to the omitted Employee in an amount which the Administrator would have allocated to such omitted Participant's Aggregate Account (plus any lost earnings due to the omission) had the Participant not been omitted. Such contribution shall be made regardless of its deductibility in whole or in part in any taxable year under applicable provisions of the Code. In addition, such Employee may immediately begin making salary deferrals.

             2.5   INCLUSION OF INELIGIBLE EMPLOYEE

                   If in any Plan Year any person who should not have been included as a Participant in the Plan is erroneously included, and discovery of such incorrect inclusion is not made until after a contribution for the Plan Year has been made and after the allocation of such contribution erroneously has been made to the Participant pursuant to Section 3.4, the Employer shall not be entitled to recover the contribution made with respect to the ineligible person regardless of its deductibility with respect to such contribution. However, in such event, the amount contributed with respect to the ineligible person shall constitute a Forfeiture for the Plan Year in which the discovery is made, shall be credited to the Suspense Account and shall be reallocated as a Forfeiture pursuant to Section 3.4(e) for the Plan Year of discovery. Such person's
Deferred Compensation shall remain in the Plan for the benefit of such person until such time as one of the events described in Article VI shall occur and give rise to a distribution. Such person's Participant Aggregate Account shall share in the Trust Fund's earnings until distributed.


                                  ARTICLE III.
                          CONTRIBUTION AND ALLOCATION

             3.1   FORMULA FOR DETERMINING EMPLOYER'S CONTRIBUTION

                   For each Plan Year, the Employer may or shall (as the case may be) contribute to the Plan the following amounts, which shall be subject to the following conditions.

                   (a) ESOP Contribution: For each Fiscal Year, the Employer may, in its sole discretion, determine the amount, if any, of any ESOP Contribution to be made by it to the Plan. Such contribution may be made by the Employer regardless of Net Profits or accumulated earnings, and shall be allocated to each Participant's ESOP Account. In determining such contribution, the Employer shall be entitled to rely upon an estimate of its Net Profits, of the total Compensation for all Participants, and of the amounts contributable by it. Except as otherwise provided herein, the Employer's determination of such contribution shall be binding on all Participants, the Administrator and the Trustee. The Trustee shall have no right or duty to inquire into the amount of the Employer's contribution or the method used in determining the amount of the Employer's contribution, but shall be accountable only for funds actually received by the Trustee.

                   Notwithstanding the preceding paragraph, and except as otherwise required herein, the Employer's ESOP Contribution for each Fiscal Year shall not be less than the amount required to enable the Trust to timely discharge its Current Obligations, even if some or all of such contribution may not be deductible by the Employer under the Code.

                   (b) Deferred Compensation: The Employer shall contribute to the Plan the total amount of all Participants' Compensation which has been deferred into the Plan pursuant to Section 3.2. Such amount shall be deemed to be Deferred Compensation and allocated to the applicable Participants' Deferral Accounts.

                   (c) Matching Contribution: Effective for Plan Years beginning on or after October 1, 1997, on behalf of each Participant who has elected to defer a portion of his Compensation into the Plan pursuant to Section 3.2 or has been allocated a Qualified Non-Elective Contribution, the Employer shall make a discretionary Matching Contribution based on the matching formula determined from time to time by the Employer. Such amount shall be deemed to be a Matching Contribution and allocated to the applicable Participants' Matching Accounts.

                   (d) Qualified Non-Elective Contribution: On behalf of each Participant (or if elected by the Employer, on behalf of each Non-Highly Compensated Participant only), the Employer may make a discretionary, Qualified Non-Elective Contribution equal to a percentage of Compensation of such Participants (or, if applicable, such Non-Highly Compensated Participants only) determined by the Employer. Such amount shall be deemed to be additional Deferred Compensation and allocated to the applicable Participants' Deferral Accounts.

                   (e) Profit Sharing Contribution: For each Fiscal Year, the Employer may, in its sole discretion, determine the amount, if any, of any Profit Sharing Contribution to be made by it to the Plan. Such contribution may be made by the Employer regardless of Net Profits or accumulated earnings, and shall be allocated to each Participant's Profit Sharing Account. In determining such Profit Sharing Contribution, the Employer shall be entitled to rely upon an estimate of its Net Profits, of the total Compensation for all Participants, and of the amounts contributable by it. Except as otherwise provided herein, the Employer's determination of such contribution shall be binding on all Participants, the Administrator and the Trustee. The Trustee shall have no right or duty to inquire into the amount of the Employer's contribution or the method used in determining the amount of the Employer's contribution, but shall be accountable only for funds actually received by the Trustee.

                   (f) Except as otherwise required herein, the Employer's contributions provided for in this Section shall not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code Section
404. All contributions by the Employer shall be made in cash or in such property as is acceptable to the Trustee and permitted by the Act and the Code.

                   (g) Notwithstanding the foregoing provisions, to the extent necessary to provide the top heavy minimum allocations required by Article VII, the Employer shall make a contribution even if it exceeds the Employer's current or accumulated Net Profit or the amount which is deductible under Code Section 404.

                   (h) Except as provided in paragraph (g) above and in accordance with Act Section 403(c)(2)(C), Revenue Ruling 91-4 and the Code, any contribution by the Employer to the Trust Fund is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed, the Employer may, within one year following a final determination of the disallowance, whether by agreement with the Internal Revenue Service or by final decision of a court of competent jurisdiction, demand repayment of such disallowed contribution, and the Trustee shall return such contribution within one year following the disallowance, provided such return of contribution is otherwise permitted by the Act, Revenue Ruling 91-4 and the Code. Earnings of the Plan attributable to the excess contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

                   (i) Notwithstanding anything herein to the contrary, in the event the Employer shall make an excessive contribution under a mistake of fact as described in Act Section 403(c)(2)(A) and Revenue Ruling 91-4, the Employer may demand repayment of such excessive contribution at any time within one year following the time of payment and the Trustee shall return such amount to the Employer within the one year period. Earnings of the Plan attributable to the excess contributions may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

                   (j) Notwithstanding any provision of this Plan to the contrary, any amount returned to the Employer pursuant to the foregoing paragraphs of this Section 3.1 may be returned to the Employer regardless of whether the Participant is Vested, in whole or in part. However, the maximum reversion to the Employer shall not exceed the limitations of Revenue Ruling 91-4.

             3.2   PARTICIPANT'S SALARY REDUCTION ELECTION

                   (a) Pursuant to procedures and guidelines established from time to time by the Administrator in accordance with paragraph (j) below, each Participant may elect to defer into the Plan a portion (up to a maximum
percentage   determined  from  time  to  time  by  the   Administrator)  of  his
Compensation which would have been received during the Plan Year (but for the deferral election). Such deferral shall comply with the requirements of the Average Deferral Percentage test of Section 3.5 and the annual addition requirements of Section 3.9, and shall not exceed the maximum amount allowable as a deduction to the Employer under Code Section 404. A deferral election (or modification of an earlier election) may not be made with respect to Compensation which is available on or before the date the Participant executes such election.

                   (b) The amount by which a Participant's Compensation is reduced shall be that Participant's Deferred Compensation and allocated to that Participant's Deferral Account.

                   (c) The balance in each Participant's Deferral Account shall be 100% Vested at all times, and shall not be subject to Forfeiture for any reason.

                   (d) Amounts held in a Participant's Deferral Account shall not be distributable earlier than the:

                       (1) Participant's termination of employment, Total and Permanent Disability, or death;

                       (2) Participant's attainment of age 59 1/2;

                       (3) Termination of the Plan without the existence at the time of Plan termination of another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)) or the establishment of a successor defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)) by the Employer or an Affiliated Employer within the period ending twelve months after distribution of all assets from the Plan. For purposes of this Section, the rules of Code
Section 401(k)(10)(B) and of Regulation Sections 1.401(k)-1(d)(3) and (5) are incorporated herein by reference;

                       (4) Date of disposition by the Employer to an entity that
is not an Affiliated Employer of substantially all of the Employer's assets (within the meaning of Code Section 409(d)(2)) used in its trade or business. For purposes of this Section, the rules of Code Section 401(k)(10)(B) and Regulation Sections 1.401(k)-1(d)(4) and (5) are incorporated herein by reference;

                       (5) Date of disposition by the Employer or an Affiliated Employer who maintains the Plan of its interest in a subsidiary (within the meaning of Code Section 409(d)(3)) to an entity which is not an Affiliated Employer. For purposes of this Section, the rules of Code Section 401(k)(10)(B) and Regulation Sections 1.401(k)-1(d)(4) and (5) are incorporated herein by reference; or

                       (6) Proven financial hardship of a Participant, subject to the limitations of Section 6.14.

                   (e) In the event a Participant has received a hardship distribution from his Participant's Deferral Account pursuant to Section 6.14 or, pursuant to Regulations under Code Section 401(k) (iii)(B), from any other plan maintained by the Employer, then such Participant shall not be permitted to elect to have Deferred Compensation contributed to the Plan on his behalf for a period of 12 months following the date of receipt of such hardship distribution. Furthermore, the dollar limitation under Code Section 402(g) applicable to such Participant shall be reduced with respect to the Participant's taxable year following the taxable year in which the hardship distribution was received, by the amount of such Participant's Deferred Compensation, if any, under this Plan (and any other maintained by the Employer) for the taxable year of the hardship distribution.

                   (f) If a Participant's Deferred Compensation under this Plan, together with any elective deferrals (as defined in Regulation Section 1.402(g)-1(b)) under another qualified cash or deferred arrangement (as defined in Code Section 401(k)), a simplified employee pension (as defined in Code
Section  408(k)),  a salary  reduction  arrangement  (within the meaning of Code
Section 3121(a)(5)(D)), a deferred compensation plan under Code Section 457 or a trust described in Code Section 501(c)(18), cumulatively exceed the limitation imposed by Code Section 402(g) for such Participant's taxable year (such limitation to be adjusted annually in accordance with the method provided in Code Section 415(d) pursuant to Regulations), the Participant may, not later than March 1 following the close of his taxable year, notify the Administrator in writing of such Excess Deferred Compensation and request that his Deferred
Compensation under this Plan be reduced by an amount specified by the Participant. In such event, the Administrator shall direct the Trustee to distribute such Excess Deferred Compensation (and any "income" allocable to such excess amount) to the Participant not later than the first April 15th following the close of the Participant's taxable year in which such Excess Deferred Compensation was contributed. A Participant shall be deemed to have notified the Administrator in writing of such Excess Deferred Compensation for a taxable year if such excess is calculated by taking into account only elective deferrals under the Plan and other plans of the Employer. Any distribution of less than the entire amount of Excess Deferred Compensation and "income" shall be treated as a pro rata distribution of Excess Deferred Compensation and "income." The amount distributed shall not exceed the Participant's Deferred Compensation under the Plan for the taxable year. Any distribution on or before the last day of the Participant's taxable year in which the Excess Deferred Compensation was contributed must satisfy each of the following conditions:

                       (1) The Participant shall designate (or is deemed to have so designated) the distribution as Excess Deferred Compensation;

                       (2) The distribution must be made after the date on which the Plan received the Excess Deferred Compensation; and


                       (3) The Plan must designate the distribution as a distribution of Excess Deferred Compensation.

                   Any Matching Contributions made on account of Excess Deferred Compensation distributed pursuant to this Section shall be treated as a Forfeiture for the Plan Year of distribution of such Excess Deferred Compensation.

                   (g) For purposes of Section 3.2(f) above, "income" means the gain or loss allocable to Excess Deferred Compensation which shall equal the allocable gain or loss for the taxable year of the Participant. The income allocable to Excess Deferred Compensation for the taxable year of the Participant is determined by multiplying the income allocable to Deferred Compensation for the taxable year of the Participant by a fraction. The numerator of the fraction is the Participant's Excess Deferred Compensation for the taxable year of the Participant. The denominator of the fraction is the sum of the Participant's Deferral Account as of the beginning of the taxable year of the Participant plus the Deferred Compensation allocable to such Participant's Deferral Account for the taxable year of the Participant. No income shall be allocable to Excess Deferred Compensation for the Gap Period.

                   (h) Income allocable to any distribution of Excess Deferred Compensation on or before the last day of the taxable year of the Participant shall be calculated from the first day of the taxable year of the Participant to the date on which distribution is made pursuant to Section 3.2(f) above, using the method described in paragraph (g) above for the income allocable to Excess Deferred Compensation for the taxable year of the Participant.

                   (i) Notwithstanding Section 3.2(f) above, a Participant's Excess Deferred Compensation shall be reduced, but not below zero, by any distribution and/or recharacterization of Excess Elective Contributions pursuant to Section 3.6 for the Plan Year beginning with or within the taxable year of the Participant.

                   (j) The Employer and the Administrator shall implement the salary deferral elections provided for in this Section 3.2 in accordance with the following:

                       (1) A Participant may commence making elective deferrals to the Plan only after first satisfying the eligibility and participation requirements specified in Article II. If a Participant fails to make his initial salary deferral election within the designated enrollment term, then such Participant may thereafter make an election in accordance with the rules governing modifications. A Participant shall make such election by executing a deferral election form, and filing such agreement with the Administrator.

                   Such election (i) shall initially be effective beginning with the first pay period administratively feasible to effect the deferral election,
(ii) shall not have retroactive effect, and (iii) shall remain in force until revoked or modified.

                       (2) A Participant may modify a prior election during the Plan Year and concurrently make a new election by filing a revised deferral election form with the Administrator at such times or during such enrollment periods as are established by the Administrator. However, until the Administrator provides otherwise, modifications of a prior deferral election shall only be made as of the first day of each calendar quarter.

                       (3) Notwithstanding the above provisions, a Participant may elect prospectively to revoke his salary reduction agreement in its entirety at any time during the Plan Year by providing the Administrator with written notice of such revocation. Such revocation shall become effective as of the payroll date for which it is administratively practical to give effect. Furthermore, the receipt of a hardship distribution pursuant to Section 6.14, the termination of the Participant's employment, or the cessation of participation in the Plan for any reason, shall be deemed to revoke any salary reduction agreement then in effect, effective as of the date administratively practical following the close of the pay period within which such receipt, termination or cessation occurs.

             3.3   TIME OF PAYMENT OF CONTRIBUTIONS

                   The Employer shall pay to the Trustee its contributions to the Plan for each Plan Year within the time prescribed by law, including extensions of time, for the filing of the Employer's federal income tax return for the Fiscal Year. The Employer shall designate the Plan Year to which the contribution relates. To the extent the Trust has Current Obligations, the Employer's ESOP Contribution shall be paid to the Plan in cash in sufficient and timely amounts to meet the terms of such Current obligations. However, Deferred Compensation accumulated through payroll deductions shall be paid to the Trustee within the times prescribed by the Department of Labor. Furthermore, any additional Employer contributions which are Qualified Non-Elective Contributions allocable to the Participant's Deferral Account for a Plan Year shall be paid to the Plan no later than the twelve-month period immediately following the close of such Plan Year.

             3.4   ACCOUNTING AND ALLOCATION

                   (a) The Administrator shall establish and maintain a Participant's Deferral Account, Participant's ESOP Account, Participant's Matching Account, and Participant's Profit Sharing Accounts (and if applicable, a Participant's Rollover Account) in the name of each Participant, to which the Administrator shall credit, as of each Anniversary Date (or at more frequent intervals determined by the Administrator), all amounts allocable to each Participant as hereinafter set forth. The Administrator may divide the Participant's ESOP Account into a Participant's Company Stock Account, Participant's ESOP Investment Account and/or Participant's Qualified Directed Investment Account.

                   (b) The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of all Employer contributions (including the ESOP Contribution, Matching Contribution and Profit Sharing Contribution, if any), Forfeitures, Company Stock released from the Unallocated Company Stock Suspense Account, or Trust Fund earnings or losses for each Plan Year. Within a reasonable time after the date of receipt by the Administrator of such information, the Administrator shall allocate any such contributions, Company Stock released from the unallocated Company Stock Suspense Account and Forfeitures (after making any reinstatements required by Section 3.4(f)) as follows:

                       (1) With respect to any Employer's Profit Sharing Contributions, ESOP Contributions, Forfeitures of such Employer's ESOP Contributions and Profit Sharing Contributions, and Company Stock released from the Unallocated Company Stock Suspense Account, after making any reinstatements required by Section 3.4(f), the Administrator shall allocate such amounts in the same proportion that each such Participant's Compensation with respect to such Plan Year bears to the total Compensation of all Participant's with respect to such Plan Year.

                       (2) With respect to the Deferred Compensation contributed pursuant to Section 3.1(b), to each Participant's Deferral Account, an amount equal to his Deferred Compensation for such Plan Year (or other interval).

                       (3) Effective for Plan Years beginning on and after October 1, 1997, with respect to the Matching Contributions made pursuant to
Section 3.1(c), to each Participant's Matching Account an amount determined under the matching formula for the Plan Year (or other interval).

                       (4) With respect to any Qualified Non-Elective Contributions made pursuant to Section 3.1(d), to each Participant's (or if applicable, to each Non-Highly Compensated Participant only) Deferral Account, an amount determined by the Employer for such Plan Year.

                   (c) Notwithstanding the above provisions of Section 3.4(b), a Participant who performed less than 500 Hours of Service during a Plan Year or terminated employment for any reason during the Plan Year shall not be allocated a share of the Employer's ESOP Contribution, Profit Sharing Contribution, Company Stock Released from the Unallocated Company Stock Suspense Account, Forfeitures, Matching Contribution, or Qualified Non-Elective Contribution, unless required by Section 7.4 or unless required to meet the minimum participation or coverage tests of Code Sections 401(a)(26) and 410 or to avoid discrimination under Code Section 401(a)(4) for that Plan Year. However, effective October 1, 1997, a Participant who terminated employment during the Plan Year due to death or Total and Permanent Disability shall be allocated a share of such contributions for such Plan Year, provided such Participant had 500 Hours of Service for that Plan Year. Furthermore, a Participant whose effective date of termination is September 30 shall be deemed to be employed on the last day of the Plan Year.

                   (d) The Company  Stock Account of each  Participant  shall be credited as of each Anniversary Date with the Participant's allocable share (determined pursuant to paragraph (b) above) of Company Stock (including fractional shares) purchased and paid for by the Trust or contributed in kind to the Trust by the Employer. In addition, each Participant's Company Stock Account shall be credited as of each Anniversary Date with Forfeitures of Company Stock and with stock dividends on Company Stock that previously had been allocated to the Participant's Company Stock Account. Cash dividends on Company Stock held in a Participant's Company Stock Account shall, in the discretion of the Administrator, be allocated to the Participant's ESOP Investment Account, paid directly to the Participant, or used to repay an Exempt Loan (provided that Company Stock released from the Unallocated Company Stock Suspense Account and allocated to the Participant's Company Stock Account has a fair market value not less than the amount of cash dividends which would have been allocated to such Participant's ESOP Investment Account for the Plan Year). Company Stock acquired by the Plan with the proceeds of an Exempt Loan shall be allocated to each Participant's Company Stock Account upon release from the Unallocated Company Stock Suspense Account as provided in Section 3.4(g) below. Company Stock received by the Trust during a Plan Year with respect to an ESOP Contribution by the Employer for the preceding Plan Year shall be allocated to the Participant's Company Stock Accounts as of the Anniversary Date of such preceding Plan Year.

                   (e) As of each Anniversary Date or other Valuation Date, before allocation of the Employer's contributions made pursuant to Section 3.1, any Company Stock released from the Unallocated Company Stock Suspense Account, any Forfeitures, and any earnings or losses (including net appreciation or net depreciation) of the Trust Fund (other than earnings or losses on segregated accounts subject to Participant self-direction) since the last valuation shall be allocated in the same proportion that each Participant's and Former Participant's Aggregate Account (as of the beginning of the valuation period) bears to the total of all Participants' and Former Participants' Aggregate Accounts as of the same date. Such allocation shall, pursuant to a uniform procedure determined by the Administrator, be reduced by any withdrawals, distributions, forfeitures, or hardship distributions made pursuant to Section
6.14. Notwithstanding the foregoing, unless the Administrator elects to value the Trust Fund daily, the Administrator may, pursuant to a uniform procedure determined by the Administrator, provide that gains or losses on Deferred Compensation may be computed on a time-weighted basis to give effect to the periodic contribution of Deferred Compensation required by Section 3.4. Furthermore, in the event the Employer elects to value the Trust Fund on each Business Day, (i) each distribution or withdrawal shall be charged to the appropriate account on the Business Day as of which such distribution or withdrawal is processed, and (ii) contributions made by or on behalf of a Participant shall be credited to the appropriate account on the Business Day as of which such contribution is received and processed. The Trustee's determination of the net value of the Trust Fund, and of the debits and credits to each account, shall be conclusive and binding on the Participants and Beneficiaries. See also Section 3.12 regarding the allocation of earnings to Participant's Qualified Directed Investment Accounts.

                   (f) As of each Anniversary Date, any amounts credited to the Suspense Account that have become Forfeitures during the Plan Year (including amounts forfeited under Section 6.4) first, in accordance with Section 8.9, shall be used to pay Plan expenses, costs and fees, and the balance shall be allocated as follows:

                       (1) Forfeitures in the Suspense Account relating to Participants' and Former Participants' ESOP Accounts, Participants' Profit Sharing Accounts, and Participant's Matching Accounts shall first be used to reinstate previously forfeited Participants' ESOP Accounts, Participants' Profit Sharing Accounts and Participants' Matching Accounts, if any, pursuant to
Section 6.4(g). If required restorations exceed available Forfeitures, the Employer shall contribute the excess to the Plan.

                       (2) Any remaining Forfeitures in the Suspense Account relating to Participants' ESOP Accounts and Participants' Profit Sharing Accounts shall be allocated in the year forfeited among the Participants' ESOP and Participants' Profit Sharing Accounts in the same manner, and in connection with, the allocation of the Employer's ESOP Contribution and Profit Sharing Contribution respectively allocated pursuant to Section 3.4(b).

                       (3) Any remaining Forfeitures in the Suspense Account relating to Participant's Matching Accounts shall be used in the year forfeited to reduce the Employer's Matching Contribution required by Section 3.1(c) above.

                       (4) In the event the allocation of Forfeitures shall cause the "annual addition" limitation of Section 3.9 to be exceeded, the excess shall be reallocated in accordance with Section 3.10.

                       (5) Notwithstanding the above provisions of this Section 3.4(f), a Participant who performed less than 500 Hours of Service during the Plan Year or terminated employment for any reason during the Plan Year shall not be allocated a share of the Plan Forfeitures for that Plan Year unless required pursuant to Section 7.4 or unless required to meet the minimum participation or coverage tests of Code Sections 401(a)(26) and 410 or to avoid discrimination under Code Section 401(a)(4) for that Plan Year. However, effective October 1, 1997, a Participant who terminated employment during such Plan Year due to death or Total and Permanent Disability shall be allocated a share of such Plan Forfeitures for such Plan Year, provided such Participant was credited with 500 Hours of Service for that Plan Year. Furthermore, a Participant whose effective date of termination is September 30 shall be deemed to be employed on the last day of the Plan Year.

                   (g) All Company Stock acquired by the Plan with the proceeds of an Exempt Loan shall be added to and maintained in the Unallocated Company Stock Suspense Account. Such Company Stock shall be released and withdrawn from that account as if all Company Stock in that account were encumbered. For each Plan Year during the duration of the Exempt Loan, the number of shares of the Company Stock released shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction, the numerator of which is the amount of principal and interest paid for the Plan Year and the denominator of which is the sum of the numerator plus the principal and interest to be paid for all future Plan Years. (See Section 5.5 regarding Exempt Loans). The rules of Labor Regulation Section 2550.408b-3(h)(1) are incorporated herein by reference. As of each Anniversary Date, the Administrator shall consistently allocate to each Participant's Company Stock Account, in the same manner as the Employer's ESOP Contributions are allocated, non-monetary units (i.e., shares and fractional shares of Company Stock) representing each Participant's interest in the Company Stock withdrawn from the Unallocated Company Stock Suspense Account. Notwithstanding the foregoing, Company Stock released from the Unallocated Company Stock Suspense Account with cash dividends pursuant to this Section shall be allocated to each Participant's Company Stock Account in the same proportion that each such Participant's number of shares of Company Stock sharing in such cash dividends bears to the total number of shares of all Participants' Company Stock sharing in such cash dividends. Income earned with respect to Company Stock in the Unallocated Company Stock Suspense Account may be used, at the discretion of the Administrator, to repay the Exempt Loan used to purchase such Company Stock. Any income which is not so used shall be allocated as income of the Plan.

                   (h)  If  a  Former   Participant  is  reemployed  after  five
consecutive One-Year Breaks in Service, then separate accounts shall be maintained as follows:

                       (1) One account for nonforfeitable benefits attributable to pre-break service; and

                       (2) One account representing his status in the Plan attributable to post-break service.

                   (i) If, because of the service requirements in Sections 3.4(c) or 3.4(f)(5), this Plan would otherwise fail to meet the requirements of Code Sections 401(a)(26), 410 or 401(a)(4) and the Regulations thereunder, because the Employer's ESOP Contributions, Profit Sharing Contributions and/or Forfeitures have not been allocated to a sufficient number or percentage of Participants or Former Participants for a Plan Year, then the following rules shall apply:

                       (1) The group of Participants eligible to share in the Employer's ESOP Contributions, Profit Sharing Contribution and/or Forfeitures for the Plan Year shall be expanded to include the minimum number of Participants who would not otherwise be eligible as are necessary to satisfy the applicable test specified above. The specific Participants who shall become eligible under the terms of this paragraph shall be those who are actively employed on the last day of the Plan Year and, when compared to similarly situated Participants, have completed the greatest number of Hours of Service in the Plan Year.

                       (2) If after application of paragraph (1) above, the applicable test is still not satisfied, then the group of Participants or Former Participants eligible to share in the Employer's ESOP Contributions, Profit Sharing Contribution and/or Forfeitures for the Plan Year shall be further expanded to include the minimum number of Participants or Former Participants who are not actively employed on the last day of the Plan Year as are necessary to satisfy the applicable test. The specific Participants or Former Participants who shall become eligible to share shall be those Participants or Former
Participants, when compared to similarly situated Participants or Former Participants, who have completed the greatest number of Hours of Service in the Plan Year before terminating employment.

                       (3) Nothing in this Section shall permit the reduction of a Participant's Aggregate Account. Therefore, any amounts that have previously been allocated to Participants or Former Participants may not be reallocated to satisfy these requirements. In such event, the Employer shall make an additional contribution equal to the amount such affected Participants or Former Participants would have received had they been included in the allocations, even if its exceeds the amount which would be deductible under Code Section 404. Any adjustment to the allocations pursuant to this paragraph shall be considered a retroactive amendment adopted by the last day of the Plan Year.

             3.5   AVERAGE DEFERRAL PERCENTAGE TESTS

                   (a) For each Plan Year, the annual allocation under Section 3.4(b)(2) derived from Deferred Compensation allocated to a Participant's Deferral Account shall satisfy one of the following tests:

                       (1) The Average Deferral Percentage for the Highly Compensated Participant group for the Plan Year shall not be more than the Average Deferral Percentage of the Non-Highly Compensated Participant group for the Plan Year (or for Plan Years beginning after December 31, 1996, for the preceding Plan Year) multiplied by 1.25, or

                       (2) The excess of the Average Deferral Percentage for the Highly Compensated Participant group for the Plan Year over the Average Deferral Percentage for the Non-Highly Compensated Participant group for the Plan Year (or for Plan Years beginning after December 31, 1996, for the preceding Plan
Year) shall not be more than two percentage points, and the Average Deferral Percentage for the Highly Compensated Participant group for the Plan Year shall not exceed the Average Deferral Percentage for the Non-Highly Compensated Participant group for the Plan Year (or for Plan Years beginning after December 31, 1996, for the preceding Plan Year) multiplied by two. The provisions of Code
Section 401(k)(3) and Regulation Section 1.401(k)-1(b) are incorporated herein by reference.

                   For Plan Years beginning after December 31, 1996, the current Plan Year may be used for computing the Average Deferral Percentage of the Non-Highly Compensated Participant group if the Employer so elects, but once such election is made, it may not be changed except as provided by the Secretary of the Treasury.

                   (b) In order to prevent the multiple use of the alternative method described in subparagraph (a)(2) above and Section 3.7(a)(2) with respect to any Highly Compensated Employee, the provisions of Regulation Section 1.401(m)-2 are incorporated herein by reference. See Section 3.7(b) for the method of eliminating such multiple use.

                   (c) For Plan Years beginning prior to December 31, 1996, for purposes of determining the Actual Deferral Percentage of a Highly Compensated Employee who is subject to the Family Member rules of Code Section 414(q)(6) the following shall apply:

                       (1)  The  combined  Actual  Deferral  Percentage  for the
family group (which shall be treated as one Highly Compensated Participant) shall be determined by aggregating the Deferred Compensation and Compensation of all eligible Family Members (including Highly Compensated Participants). However, in applying the $150,000 limit (as adjusted) to Compensation, Family Member shall include only the affected Employee's spouse and any lineal decedents who have not attained age 19 before the close of the Plan Year.

                       (2) The Deferred Compensation, Compensation and Qualified Non-Elective Contributions of all Family Members shall be disregarded for purposes of determining the Actual Deferral Percentage of the Non-Highly
Compensated Participated group except to the extent taken into account in paragraph (1) above.

                       (3) If a Participant is required to be aggregated as a member of more than one family group in a plan, all Participants who are members of those family groups that include the Participant are aggregated as one family group in accordance with paragraphs (1) and (2) above.

                   (d) For purposes of Sections 3.5(a) and 3.6, a Highly Compensated Participant and a Non-Highly Compensated Participant shall include any Employee eligible to make a deferral election pursuant to Section 3.2, whether or not such deferral election was made or suspended.

                   (e) For purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(k), if two or more plans which include cash or deferred arrangements are considered one plan for purposes of Code Section 410(b) (other than for purposes of the average benefit percentage test), the cash or deferred arrangements included in such plans shall be treated as one arrangement. In addition, two or more cash or deferred arrangements may be considered as a single arrangement for purposes of determining whether such arrangements satisfy Code Sections 401(a)(4), 410(b) and 401(k). In such case, the cash or deferred arrangements included in such plans and the plans including such arrangements shall be treated as one arrangement and as one plan for purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(k). For Plans Years beginning after December 31, 1989, plans may be aggregated under this paragraph (e) only if they have the same plan year.

                   (f) For purposes of this Section, if a Highly Compensated Participant is a Participant under two or more cash or deferred arrangements (other than a plan described in Regulation Section 1.401(k)-1(b)(3)(ii)(B)) which are maintained by the Employer or an Affiliated Employer and to which Deferred Compensation contributions are made, all such cash or deferred arrangements shall be treated as one cash or deferred arrangement for the purpose of determining the Actual Deferral Percentage with respect to such Highly Compensated Participant. If the cash or deferred arrangements have different plan years, this paragraph shall be applied by treating all cash or deferred arrangements ending with or within the same calendar year as a single arrangement.

             3.6   ADJUSTMENT TO AVERAGE DEFERRAL PERCENTAGE TESTS

                   (a) In the event that the initial allocations of Deferred Compensation made pursuant to Section 3.4(b)(2) do not satisfy one of the tests set forth in Section 3.5(a), then on or before the fifteenth day of the third month following the end of the Plan Year, the Administrator shall adjust the Excess Elective Contributions as follows:

                       (1) For Plan years beginning prior to December 31, 1996, the Administrator shall direct the Trustee that the Highly Compensated Participant having the highest Actual Deferral Percentage shall have his portion of Excess Elective Contributions distributed to him (without the need for Participant or spousal consent) until one of the tests set forth in Section 3.5(a) is satisfied by the Highly Compensated Participant group, or until his Actual Deferral Percentage equals the Actual Deferral Percentage of the Highly Compensated Participant having the second highest Actual Deferral Percentage. This process shall continue until one of the tests set forth in Section 3.5(a) is satisfied by the Highly Compensated Participant group. For each Highly Compensated Participant, the amount of Excess Elective Contributions is equal to the difference between the Deferred Compensation of such Highly Compensated Participant (determined prior to the application of this paragraph) minus the amount determined by multiplying the Highly Compensated Participant's Actual Deferral Percentage (determined after application of this paragraph) by his Compensation. However, in determining the amount of Excess Elective Contributions to be distributed with respect to an affected Highly Compensated Participant as determined herein, such amount shall be reduced by any Excess Deferred Compensation previously distributed to such affected Highly Compensated Participant for his taxable year ending with or within such Plan Year. See Sections 3.2(f) and (g).

                       (2) For Plan Years beginning after December 31, 1996, the Administrator first shall determine the total dollar amount of Excess Elective Contributions that must be returned to the Highly Compensated Participant group in order to satisfy one of the tests set forth in Section 3.5(a). Next, the Administrator shall direct the Trustee to distribute such total dollar amount of Excess Elective Contributions to the Highly Compensated Participants on the basis of the dollar amount of Deferred Compensation allocated to the Highly Compensated Participants pursuant to Section 3.4(b)(2) (prior to the application of this subsection), such that Excess Elective Contributions shall be distributed to the Highly Compensated Participants who were allocated the highest dollar amount of Deferred Compensation. This provision shall be applied by distributing (without the need for Participant or spousal consent) to the Highly Compensated Participant who was allocated the highest dollar amount a dollar amount of Excess Elective Contributions until the total amount of Excess Elective Contributions is distributed, or until his dollar amount of Deferred Compensation equals the dollar amount of Deferred Compensation of the Highly Compensated Participant that was allocated the second highest amount of Deferred Compensation. This process shall continue until one of the tests set forth in
Section 3.5(a) is satisfied by the Highly Compensated Participant group. However, in determining the amount of Excess Elective Contributions to be distributed, such total amount shall be reduced by any Excess Deferred Compensation previously distributed to a Highly Compensated Participant for his taxable year ending with or within such Plan Year. See Sections 3.2(f) and (g).

                       (3) With respect to the distribution of Excess Elective Contributions pursuant to (a) above, such distribution:

                           (i) may be postponed, but not later than the close of
the Plan Year following the Plan Year to which they are allocable;

                           (ii)  shall be made  first  from  unmatched  Deferred
Compensation and, thereafter, from Deferred Compensation which is matched. Matching Contributions relating to Excess Elective Contributions shall not be distributed, but rather shall be treated as a Forfeiture of a Matching Contribution in the Plan Year of the distribution and reallocation pursuant to
Section 3.4.

                           (iii)  shall  be  made  from  Qualified  Non-Elective
Contributions only to the extent that Excess Elective Contributions exceed the balance in the Participant's Deferral Account attributable to Deferred Compensation contributed pursuant to Section 3.1(b);

                           (iv) shall be adjusted  for  "income"  (as defined in
paragraph 4 below); and

                           (v)  shall  be   designated  by  the  Employer  as  a
distribution of Excess Elective Contributions and "income".

                       (4) For purposes of this Section 3.6, "income" means the gain or loss allocable to Excess Elective Contributions for the Plan Year. Such amount shall be determined by multiplying the income allocable to Deferred Compensation for the Plan Year by a fraction. The numerator of the fraction is the Participant's Excess Elective Contributions for the Plan Year. The denominator of the fraction is the sum of the Participant's Deferral Account as of the beginning of the Plan Year plus the Deferred Compensation allocable to such Participant's Deferral Account for the Plan Year. No income shall be allocable to Excess Elective Contributions for the Gap Period.

                       (5) Any distribution of less than the entire amount of Excess Elective Contributions shall be treated as a pro rata distribution of Excess Elective Contributions and income.

                       (6) For Plan Years beginning prior to December 31, 1996, the determination and correction of Excess Elective Contributions of a Highly Compensated Participant whose Actual Deferral Percentage is determined under the Family Member rules of Code Serction 414(q)(6) and Section 3.5(b) shall be accomplished by reducing the Actual Deferral Percentage as required herein, and allocating the Excess Elective Contributions for the family unit among the Family Members in proportion to the Deferred Compensation of each Family Member that was combined to determine the group Actual Deferral Percentage.

                   (b)  Within 12 months  after  the end of the Plan  Year,  the
Employer may make a special Qualified Non-Elective Contribution on behalf of all Participants (or Non-Highly Compensated Participants only) in an amount sufficient to satisfy one of the tests set forth in Section 3.5(a). Such contribution shall be allocated to the Participant's Deferral Account of each Participant (or Non-Highly Compensated Participants only) in the same proportion that each Participant's Compensation (or Non-Highly Compensated Participant's Compensation only) for the Plan Year bears to the total Compensation of all Participants (or Non-Highly Compensated Participants only).

             3.7   AVERAGE CONTRIBUTION PERCENTAGE TESTS

                   (a) For each Plan Year, the Average Contribution Percentage for the Highly Compensated Participant group shall satisfy one of the following tests:

                       (1) The Average Contribution Percentage for the Highly Compensated Participant group for the Plan Year shall not be more than the Average Contribution Percentage for the Non-Highly Compensated Participant group for the Plan Year (for Plan Years beginning after December 31, 1996, for the preceding Plan Year) multiplied by 1.25, or

                       (2) The excess of the Average Contribution Percentage for the Highly Compensated Participant group for the Plan Year over the Average Contribution Percentage for the Non-Highly Compensated Participant group for the Plan Year (for Plan Years beginning after December 31, 1996, for the preceding Plan Year) shall not be more than two percentage points, and the Average Contribution Percentage for the Highly Compensated Participant group for the Plan Year (for Plan Years beginning after December 31, 1996, for the preceding Plan Year) shall not exceed the Average Contribution Percentage for the Non-Highly Compensated Participant group for the Plan Year (for Plan Years beginning after December 31, 1996, for the preceding Plan Year) multiplied by two. For Plan Years beginning after December 31, 1996, the current Plan Year may be used in computing the Average Contribution Percentage of the Non-Highly Compensated Participant group if the Employer so elects, but once such election is made, it may not be changed except as provided by the Secretary of the Treasury.

                   (b) In order to prevent the multiple use of the alternative method described in subparagraph (a)(2) above and Section 3.5(a)(2), any Highly Compensated Participant eligible to make Deferred Compensation contributions pursuant to Section 3.2 or any other cash or deferred arrangement maintained by the Employer or an Affiliated Employer, and to receive Matching Contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer, shall have his Actual Contribution Percentage reduced pursuant to Regulation Section 1.401(m)-2. The provisions of Code Section 401(m) and Regulation Sections 1.401(m)-1(b) and 1.401(m)-2 are incorporated herein by reference. See Section 3.8 for the reduction of the Actual Contribution Percentage. In lieu of such reduction, the Employer may eliminate such multiple use by making Qualified Non-Elective Contributions.

                   (c) For purposes of determining the Actual Contribution Percentage and the amount of Excess Matching Contributions pursuant to Section 3.8, only Employer Matching Contributions contributed to the Plan prior to the end of the succeeding Plan Year shall be considered. In addition, the Administrator may elect to take into account, with respect to Employees eligible to have Employer Matching Contributions pursuant to Section 3.1(c) allocated to their accounts, elective deferrals (as defined in Regulation Section 1.402(g)-1(b)) and qualified non-elective contributions (as defined in Code
Section 401(m)(4)(C)) contributed to any plan maintained by the Employer. Qualified non-elective contributions may be treated as Employer Matching Contributions only if the requirements of Regulation Sections 1.401(m)-1(b)(5) and 1.401(k)-1(g)(13)(iii) are satisfied. Furthermore, such elective deferrals and qualified non-elective contributions shall be treated as Employer Matching Contributions subject to Regulation Section 1.401(m)-1(b)(2) which is incorporated herein by reference. However, the Plan Year of this Plan must be the same as the plan year of the plan to which the elective deferrals and the qualified non-elective contributions are made.

                   (d) For Plan Years beginning prior to December 31, 1996, for purposes of determining the Actual Contribution Percentage of a Highly Compensated Employee who is subject to the Family Member aggregation rules of Code Section 414(q)(6), the following shall apply:

                       (1) The combined Actual Contribution Percentage for the family group (which shall be treated as one Highly Compensated Participant) shall be determined by aggregating Employer Matching Contributions made pursuant to Section 3.1(c) of all eligible Family Members (including Highly Compensated Participants). However, in applying the $200,000 limit to Compensation, for Plan Years beginning after December 1988, Family Members shall include only the affected Employee's spouse and any lineal descendants who have not attained age 19 before the close of the Plan Year.

                       (2) The Employer Matching  Contributions made pursuant to
Section 3.1(c), Deferred Compensation, Compensation and contributions treated as Matching Contributions of all Family Members shall be disregarded for purposes of determining the Average Contribution Percentage of the Highly Compensated Participant and the Non-Highly Compensated Participant group, except to the extent taken into account in paragraph (1) above.

                       (3) If a Participant is required to be aggregated as a member of more than one family group in a plan, all Participants who are members of those family groups that include the Participant are aggregated as one family group in accordance with paragraphs (1) and (2) above.

                   (e) For purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(m), if two or more plans of the Employer to which Matching Contributions are made are treated as one plan for purposes of Code Section 410(b) (other than the average benefits test under Code Section 410(b)(2)(A)(ii) as in effect for Plan Years beginning after December 31, 1988), such plans shall be treated as one plan. In addition, two or more plans of the Employer to which Matching Contributions are made may be considered as a single plan for purposes of determining whether such plans satisfy Code Sections 401(a)(4), 410(b) and 401(m). In such case, the aggregated plans must satisfy this Section and Code Sections 401(a)(4), 410(b) and 401(m) as though such aggregated plans were a single plan. For Plan Years beginning after December 31, 1989, plans may be aggregated under this paragraph (d) only if they have the same plan year.

                   Notwithstanding the above, an employee stock ownership plan described in Code Section 4975(e)(7) may not be aggregated with this Plan for purposes of determining whether the employee stock ownership plan or this Plan satisfies this Section and Code Sections 401(a)(4), 410(b) and 401(m).

                   (f) For purposes of this Section, if a Highly Compensated Participant is a Participant under two or more plans (other than a plan described in Regulation Section 1.401(m)-1(b)(3)(ii)) which are maintained by the Employer or an Affiliated Employer and to which Matching Contributions are made, all such contributions on behalf of such Highly Compensated Participant shall be aggregated for purposes of determining such Highly Compensated
Participant's Actual Contribution Percentage. However, if the plans have different plan years, this paragraph shall be applied by treating all plans ending with or within the same calendar year as a single plan.

                   (g) For purposes of Sections 3.7(a) and 3.8, a Highly Compensated Participant and Non-Highly Compensated Participant shall include any Employee eligible to have Employer Matching Contributions pursuant to Section 3.1(c) (whether or not a deferral election was made or suspended pursuant to Section 3.2(d)) allocated to his Participant Matching Account for the Plan Year.

             3.8   ADJUSTMENT TO AVERAGE CONTRIBUTION PERCENTAGE TESTS

                   (a) In the event that the initial allocations of Matching Contributions made pursuant to Section 3.4(b)(3) do not satisfy one of the tests set forth in Section 3.7(a), then on or before the fifteenth day of the third month following the end of the Plan Year, the Administrator shall adjust the Excess Matching Contributions.

                       (1) Effective for Plan Years beginning on and after October 1, 1997, the Administrator first shall determine the total dollar amount of Excess Matching Contributions that must be distributed to or forfeited by the Highly Compensated Participant group in order to satisfy one of the tests set forth in Section 3.7(a). Next, the Administrator shall direct the Trustee to distribute or forfeit (as provided below) such total dollar amount of Excess Matching Contributions with respect to the Highly Compensated Participants on the basis of the dollar amount of Matching Contributions allocated to the Highly Compensated Participants pursuant to Section 3.4(b)(3) (prior to the application of this subsection), such that Excess Matching Contributions shall be distributed to or forfeited with respect to the Highly Compensated Participants who were allocated the highest dollar amount of Matching Contributions. This provision shall be applied by distributing to or forfeiting with respect to the Highly Compensated Participant with the highest dollar allocation of Matching Contributions a dollar amount until the total amount of Excess Matching
Contributions are distributed or forfeited, or until his dollar amount of Matching Contributions equals the dollar amount of Matching Contributions of the Highly Compensated Participant who was allocated the second highest amount of Matching Contributions. This process shall continue until one of the tests set forth in Section 3.7(a) is satisfied by the Highly Compensated Participant group. Except as provided in Section 3.6(a)(3)(ii), for purposes of this subsection, to the extent a Highly Compensated Participant described herein is Vested, Excess Matching Contributions (and income allocable thereto) shall be distributed, and the portion thereof that is not Vested shall be forfeited at that time.

                       (2) The distribution and/or Forfeiture of Excess Matching Contributions shall be made in the following order:

                           (i)   Employer   Matching   Contributions   forfeited
pursuant to Section 3.6(a)(3)(ii);

                           (ii) Remaining Employer Matching Contributions.

                   (b) Any distribution and/or Forfeiture of less than the entire amount of Excess Matching Contributions and income shall be treated as a pro rata distribution and/or Forfeiture of Excess Matching Contributions and income. Distribution of Excess Matching Contributions shall be designated by the Employer as a distribution of Excess Matching Contributions and income. Forfeitures of Excess Matching Contributions shall be treated in accordance with
Section 3.4. However, no such Forfeiture may be allocated to a Highly Compensated Participant whose contributions are reduced pursuant to this Section.

                   (c)  Excess  Matching   Contributions,   including  forfeited
Matching Contributions, shall be treated as Employer contributions for purposes of Code Sections 404 and 415, even if distributed from the Plan.

                   (d) For purposes of this Section 3.8, "income" means the gain or loss allocable to Excess Matching Contributions for the Plan Year. Such amount shall be determined by multiplying the income allocable to Matching Contributions for the Plan Year by a fraction. The numerator of the fraction is the Participant's Excess Matching Contributions for the Plan Year. The denominator of the fraction is the sum of the Participant's Matching Account as of the beginning of the Plan Year plus the Matching Contributions allocable to such Participant's Matching Account for the Plan Year. No income shall be allocable to Excess Matching Contributions for the Gap Period.

                   (e) In no case shall the amount of Excess Matching Contributions with respect to any Highly Compensated Participant exceed the amount of Employer Matching Contributions made pursuant to Section 3.1(c) and any Qualified Non-Elective Contributions or elective deferrals taken into account pursuant to Section 3.7 on behalf of such Highly Compensated Participant for such Plan Year.

                   (f) Notwithstanding the above, within 12 months after the end of the Plan Year, the Employer may make a special Qualified Non-Elective Contribution on behalf of all Participants (or Non-Highly Compensated Participants only) in an amount sufficient to satisfy one of the tests set forth in Section 3.7(a). Such contributions shall be allocated to the Participant's Deferral Account of each Participant (or Non-Highly Compensated Participant only) in the same proportion that each Participant's Compensation (or Non-Highly Compensated Participant's Compensation only) for the Plan Year bears to the total Compensation of all Participants (or Non-Highly Compensated Participants only). A separate accounting shall be maintained for the purpose of excluding such contributions from the Actual Deferral Percentage tests pursuant to Section 3.5(a) and shall comply with the requirements of Regulation Section 1.401(m) - 1(b)(5).

             3.9   MAXIMUM ANNUAL ADDITIONS

                   (a) Notwithstanding Section 3.4, the maximum annual additions (as defined in Section 3.9(b) below) credited to a Participant's Aggregate Account for any limitation year (as defined in Section 3.9(d) below) shall equal the lesser of: (1) $30,000 (or, if greater, one-fourth of the dollar limitation in effect under Code Section 415(b)(1)(A)), or (2) 25% of the Participant's Compensation for such limitation year, as adjusted from time to time as in
Section 3.9(e) below. Provided that no more than one-third of the Employer's ESOP Contributions for the Plan Year, which are deductible under the principal and interest deduction rules of Code Section 404(a)(9), are allocated to Highly Compensated Participants, the limitations of Code Section 415 shall not apply to Forfeitures of Company Stock if such Company Stock was acquired with the proceeds of an Exempt Loan, or to the portion of the Employer's ESOP Contribution which is deductible as an interest payment under Code Section 404(a)(9)(B).

                   (b) For purposes of applying the limitations of Code Section 415, annual additions means the sum credited to a Participant's Aggregate Account for any limitation year of: (1) Deferred Compensation, Matching Contributions, Profit Sharing Contributions, and Qualified Non-Elective Contributions; (2) ESOP Contributions; (3) Forfeitures; (4) amounts allocated to an individual medical account, as defined in Code Section 415(l)(2) which is part of a pension or annuity plan maintained by the Employer; and (5) except for purposes of subsection (a)(2) above, amounts derived from contributions paid or accrued which are attributable to postretirement medical benefits allocated to the separate account of a key employee (as defined in Section 419(A)(d)(3) of the Code) under a welfare benefit plan (as defined in Section 419(e) of the
Code) maintained by the Employer. Contributions do not fail to be annual additions merely because they are Excess Deferred Compensation, Excess Elective Contributions, or Excess Matching Contributions, or merely because Excess Elective Contributions or Excess Matching Contributions are distributed or recharacterized. Excess Deferred Compensation distributed pursuant to Regulation
Section 1.402(g)-1(e)(2) or (3) are not annual additions. The Compensation percentage limitation referred to in Section 3.9(a)(2) above shall not apply to any contribution for medical benefits (within the meaning of Code Section
419A(f)(2)) after separation from service which is otherwise treated as an annual addition, or any amount otherwise treated as an annual addition under Code Section 415(l)(i).

                   (c) For purposes of applying the limitations of Code Section 415, the following are not annual additions: (1) transfer of funds from one qualified plan to another; (2) rollover contributions (as defined in Code Sections 402(a)(5), 403(a)(4), 403(b)(8) and 408(d)(3)); (3) repayments of loans made to a Participant from the Plan; (4) repayments of distributions received by an Employee pursuant to Code Section 411(a)(7)(B) (cash-outs); (5) repayments of distributions received by an Employee pursuant to Code Section 411(a)(3)(D) (mandatory contributions); (6) Employee contributions to a simplified employee pension excludable under Code Section 408(k)(6); and (7) deductible Employee contributions to a qualified Plan.

                   (d) For purposes of applying the limitations of Code Section 415, the "limitation year" shall be the Plan Year.

                   (e) The limitation stated in paragraph (a)(1) above shall be adjusted annually as provided in Code Section 415(d) pursuant to Regulations. The adjusted limitation is effective as of January 1 of each calendar year and is applicable to limitation years ending with or within that calendar year.

                   (f) For purposes of this Section, all qualified defined benefit plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined contribution plan.

                   (g) For purposes of this Section, all Employees of any Affiliated Employers shall be considered to be employed by a single Employer.

             3.10   ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS

                   (a) If, as a result of a reasonable error in estimating a Participant's Compensation, a reasonable error in determining the amount of Deferred Compensation (within the meaning of Code Section 402(g)(3)) that may be made with respect to any Participant under the limits of Section 3.9 above, or other facts and circumstances to which Regulation Section 1.415-6(b)(6) shall be applicable, the annual additions under this Plan would cause the maximum annual additions to be exceeded for any Participant, the Administrator shall (1) distribute any Deferred Compensation (within the meaning of Code Section 402(g)(3)) credited for the limitation year to the extent that the return would reduce the "excess amount" in the Participant's Aggregate Account; (2) hold any remaining "excess amount" after the return of any voluntary Employee contributions in a "Section 415 suspense account"; (3) allocate and reallocate the "Section 415 suspense account" in the next limitation year (and succeeding limitation years if necessary) to all Participants in the Plan before any Employer or Employee contributions which would constitute annual additions are made to the Plan for such limitation year; and (4) reduce the Employer's discretionary contributions to the Plan for such limitation year by the amount of the "Section 415 suspense account" allocated and reallocated during such limitation year.

                   (b) For purposes of this Article, "excess amount" for any Participant for a limitation year shall mean the excess, if any, of: (1) the annual additions which would be credited to his account under the terms of the Plan without regard to the limitations of Code Section 415, over (2) the maximum annual additions determined pursuant to Section 3.9.

                   (c) For purposes of this Section, "Section 415 suspense account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the Plan during the limitation year. The "Section 415 suspense account" shall not share in any earnings or losses of the Trust Fund.

                   (d) Except as provided in this Section 3.10, the Plan may not distribute "excess amounts" to Participants or Former Participants.

             3.11  TRANSFERS FROM QUALIFIED PLANS

                   (a) With the consent of the Administrator, amounts may be transferred by or on behalf of a Participant from other qualified corporate and noncorporate plans, provided that the trust from which such funds are transferred permits the transfer to be made and, in the opinion of legal counsel for the Employer, the transfer will not jeopardize the tax exempt status of the Plan or create adverse tax consequences for the Employer. The amounts transferred shall be credited to the Participant's Rollover Account. Such account shall be 100% Vested at all times and shall not be subject to Forfeiture for any reason.

                   (b) Amounts in a Participant's Rollover Account shall be held by the Trustee pursuant to the provisions of this Plan, and such amounts may not be withdrawn by, or distributed to the Participant, in whole or in part, except as provided in paragraph (c) of this Section.

                   (c) At Normal Retirement Date, or such other date when the Participant or his Beneficiary would be entitled to receive his Participants' Matching Account and/or Participant's Profit Sharing Account under the terms of the Plan, the Participant's Rollover Account shall be distributed to the Participant or his Beneficiary in the form that the Participant or Beneficiary shall elect pursuant to Article VI. Notwithstanding the foregoing, a Participant may request and receive a lump sum distribution of all, and only all, of his Participant's Rollover Account at any time, even while still employed by the Employer. Such lump sum distribution shall be made as soon as practical after the Anniversary Date or Valuation Date coinciding with, or next following, the date on which the Participant requests distribution of his Participant's Rollover Account.

                   (d) Unless the Administrator directs that the Participant's Rollover Account be segregated into a separate account for such Participant in a federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate, or other short-term debt security acceptable to the Trustee, or unless the Participant's Rollover Account is subject to the directed investment provisions of Section 3.13, such account shall be invested as part of the general Trust Fund and shall share in any income earned or losses incurred thereon pursuant to the terms of Section 3.4.

                   (e) The Administrator may direct that Employee transfers and rollovers made after a certain date pursuant to this Section be segregated into a separate account for each Participant in a federal insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate, or other short-term debt security acceptable to the Trustee until such time as the allocations pursuant to this Agreement have been made. Alternately, the Administrator may direct that Participant transfers and rollovers be received only at certain times throughout the Plan Year.

                   (f) For purposes of this Section, the term "amounts transferred from another qualified corporate and noncorporate plan" shall mean:
(1) amounts transferred to this Plan directly from another corporate or noncorporate plan; (2) lump sum distributions received by an Employee from another qualified plan which are eligible for tax free rollover to a qualified corporate or noncorporate plan and which are transferred by the Employee to this Plan within 60 days following his receipt thereof; (3) amounts transferred to this Plan from a conduit individual retirement account provided that the conduit individual retirement account has no assets other than assets (and the earnings therein) which (i) were previously distributed to the Employee by another qualified corporation or noncorporation plan as a lump sum distribution, (ii) were eligible for tax free rollover to a qualified corporate or noncorporate plan, and (iii) were deposited in such conduit individual retirement account within 60 days of receipt thereof; and (4) amounts distributed to the Employee from a conduit individual retirement account meeting the requirements of clause
(3) above, and transferred by the Employee to this Plan within 60 days of his receipt thereof from such conduit individual retirement account. Prior to accepting any transfers to which this Section applies, the Administrator may require the Participant to establish that the amounts to be transferred to this Plan meet the requirements of this Section and may also require the Participant to provide an opinion of counsel satisfactory to the Employer that the amounts to be transferred meet the requirements of this Section.

                   (g) For purposes of this Section, the term "qualified corporate or noncorporate plan" shall mean any tax qualified plan under Code
Section 401(a).

             3.12  PARTICIPANT'S QUALIFIED DIRECTED INVESTMENT ACCOUNT

                   (a) Each Qualified Participant may elect no later than 90 days after the close of each Plan Year during the Qualified Election Period to direct the Trustee in writing as to the investment of 25% of the total number of shares of Company Stock acquired by or contributed to the Plan that have ever been allocated to the Participant's Company Stock Account of such Qualified
Participant (reduced by the number of shares of Company Stock previously diversified or distributed pursuant to this Section 3.12). In the last Plan Year of the Qualified Election Period, 50% shall be substituted for 25% in the preceding sentence. Furthermore, the rules of Code Section 401(a)(28) are incorporated herein by reference.

                   (b) Notwithstanding Section 3.12(a), if the fair market value (determined as of the Valuation Date immediately preceding the beginning of the 90 day election period) of Company Stock acquired by or contributed to the Plan that has ever been allocated to the Participant's Company Stock Account of the Qualified Participant is less than $500, then such Participant's Company Stock Account shall not be subject to the diversification requirements of this Section 3.12.

                   (c) A separate Participant's Qualified Directed Investment Account shall be established by the Administrator for any Qualified Participant that makes a diversification election pursuant to this Section 3.12. Such Qualified Directed Investment Account shall not share in the earning or losses of the Trust Fund with respect to the Company Stock so diversified, but instead shall be credited or debited with only the earnings or losses attributable to the investments directed pursuant to Section 3.12(d) below.

                   (d) The Administrator shall select a minimum of three investment options that shall be available to Qualified Participants for reinvestment of the portion of their Participant's Company Stock Account diversified pursuant to Section 3.12(a). A Qualified Participant shall have the right to direct the portion of his Participant's Company Stock Account that has been diversified into a minimum of one of the three available options. A Qualified Participant may change his investment option at least once a Plan Year in accordance with procedures established by the Administrator. If the Administrator permits a change of investment options only once a year, such change shall be made during the first 90 days of the Plan Year. The Administrator and Trustee shall complete a Qualified Participant's election under Section 3.12(a) or change his investment option pursuant to this Section 3.12(d) within 90 days of receipt of written notice from the Qualified Participant. Alternately, in lieu of establishing three investment options, the Administrator may authorize and direct the Trustee to distribute the Company Stock subject to the diversification elections within 90 days after the close of the Plan Year.

                   (e) In the event a Qualified Participant directs a portion of his Participant's Employer Account pursuant to this Section 3.12, such Qualified Participant shall not have, with respect to such directed portion, the right to demand Company Stock pursuant to Code Section 409(h)(1)(A) and Section 6.8 of this Plan.

             3.13  DIRECTED INVESTMENT ACCOUNT

                   The Administrator, in its sole discretion, may permit Participants, Former Participants, Terminated Participants and Beneficiaries to direct the investment of all or any portion of their Aggregate Account (other than their Participants' Company Stock Account) among investment funds or options designated by the Investment Advisory Committee appointed by the Employer pursuant to Section 8.1(a). Such investment direction shall be in accordance with the rules and procedures established by the Administrator from time to time.

             3.14  VOTING COMPANY STOCK

                   The Trustee shall vote all Company Stock held by it as part of the Plan's assets and in accordance with this Section.

                   Except as otherwise required by the Act, the Trustee shall vote Company Stock which has been allocated to a Participant's or Former Participant's Company Stock Account in accordance with the voting instructions of such Participant or Former Participant. To the extent a Participant or Former Participant fails to timely exercise the right to vote Company Stock which has been so allocated to his Company Stock Account, the Trustee shall vote such allocated shares of Company Stock, together with any Company Stock held in the Unallocated Company Stock Suspense Account, in the sole discretion of the Trustee.

                   In the event the Trustee receives a notice of tender offer for the Company Stock, the Trustee immediately shall forward such notice to Participants and Former Participants with Company Stock Accounts at that time. Except as otherwise required by the Act, the Trustee shall request each Participant and Former Participant to instruct the Trustee as to the tender of shares of Company Stock allocated to his Company Stock Account, and the Trustee shall tender (or not tender) those shares according to such instructions. To the extent a Participant or Former Participant fails to timely instruct the Trustee, the Trustee shall determine, in its sole discretion, whether to tender such allocated shares of Company Stock, together with any Company Stock then held in the Unallocated Company Stock Suspense Account.


                                  ARTICLE IV.
                                   VALUATIONS

             4.1   VALUATION OF THE TRUST FUND

                   The Administrator shall direct the Trustee, as of each Anniversary Date and Valuation Date, to determine the net worth of the assets comprising the Trust Fund as it exists on such Anniversary Date or Valuation Date. See Section 3.4(e) for the rules and methods by which the Participants' Aggregate Accounts shall be valued and by which distributions, withdrawals and contributions shall be debited and credited to such accounts. In determining such net worth, the Trustee shall value the assets comprising the Trust Fund at their fair market value as of such Anniversary Date or Valuation Date and may deduct and pay all expenses for which the Trustee, Administrator or other third party service provider has not yet obtained reimbursement from the Employer or the Trust Fund. See Section 8.9 pertaining to the payment of expenses.

                   Determination of fair market value shall be made in good faith and based on all relevant factors for determining the fair market value of the asset.

                   In determining the value of any security, if the security is traded on a national exchange, the Trustee shall consider the price at which it was last traded. With respect to any unlisted security held in the Trust Fund, the bid price next preceding the close of business on the Valuation Date shall be considered. In either event, the Trustee shall also consider such other facts (including without limitation minority discounts and discounts for lack of marketability) that the Trustee determines, in its discretion, to reasonably influence the price of the security. The Trustee may, in any case, employ one or more appraisers for the purpose of valuing the securities or any other assets and may rely on the values established by such appraiser or appraisers. All valuations of Company Stock which is not readily tradeable on an established securities market shall be made by an independent appraiser that meets the requirements of Code Section 401(a)(28)(c).


                                   ARTICLE V.
                         FUNDING AND INVESTMENT POLICY

             5.1   INVESTMENT POLICY

                   (a) The Plan is designed to have a cash or deferred component (i.e., the Deferred Compensation and Matching Contribution) and an ESOP component. The ESOP component is designed to invest primarily in Company Stock.

                   (b) Notwithstanding paragraph (a) above, the Administrator may also direct the Trustee to invest (or may permit Participant direction) in other property described in the Trust or the Trustee may hold such funds in cash or cash equivalents.

                   (c) The Plan may not obligate itself to acquire Company Stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

                   (d) The Plan may not obligate itself to acquire Company Stock under a put option binding upon the Plan. However, at the time a put option is exercised by the Employer, the Plan may be given an option to assume the rights and obligations of the Employer under a put option binding upon the Employer.

                   (e) All purchases of Company Stock shall be made at a price which, in the judgment of the Administrator, does not exceed the fair market value thereof. All sales of the Company Stock shall be made at a price which, in the judgment of the Administrator, is not less than the fair market value thereof. The valuation rules set forth in Article IV and Code Section 401(a)(28) shall be applicable to all such purchases and sales.

             5.2   EMPLOYER SECURITIES

                   The ESOP component of the Plan is designed to invest in "qualifying Employer securities" as that term is defined in the Act.

             5.3   APPLICATION OF CASH

                   Employer contributions in cash and other cash received by the Trust Fund (other than Deferred Compensation, Matching Contributions and rollover contributions) shall first be applied to pay any Current Obligations of the Trust Fund.

             5.4  TRANSACTIONS INVOLVING COMPANY STOCK

                   (a) No portion of the Trust Fund attributable to (or allocable in lieu of) Company Stock acquired by the Plan in a sale to which Code
Section 1042 applies may accrue, or be allocated directly or indirectly under any plan maintained by the Employer meeting the requirements of Code Section 401(a):

                       (1) During the Nonallocation Period, for the benefit of:

                           (i) Any  taxpayer  who makes an  election  under Code
Section 1042(a) with respect to Company Stock; or

                           (ii) Any  individual  who is related to the  taxpayer
within the meaning of Code Section 267(b), or

                       (2) For the benefit of any other person who owns (after application of Code Section 318(a), applied without regard to the employee trust exemption in Code Section 318(a)(2)(B)(i)) more than 25% of:

                           (i) Any class of outstanding stock of the Employer or
Affiliated Employer which issued such Company Stock, or

                           (ii)  The  total  value of any  class of  outstanding
stock of the Employer or Affiliated Employer.

                   (b) Subparagraph (a)(1)(ii) (relating to family attribution rules) shall not apply to lineal descendants of the taxpayer, provided that the aggregate amount allocated to the benefit of all such lineal descendants during the Nonallocation Period does not exceed more than 5% of the Company Stock (or amounts allocated in lieu thereof) held by the Plan which are attributable to a sale to the Plan by any person related to such descendants (within the meaning of Code Section 267(c)(4)) in a transaction to which Code Section 1042 is applied.

                   (c) A person shall be treated as failing to meet the 25% stock ownership limitation under paragraph (a)(2) above if such person fails such limitation:

                       (1) At any time during the one year period ending on the date of sale of Company Stock to the Plan, or

                       (2) On the date as of which Company Stock is allocated to Participants in the Plan.

             5.5   LOANS TO THE TRUST

                   (a) The Plan may borrow money for any lawful purpose, provided the proceeds of an Exempt Loan are used within a reasonable time after receipt only to:

                       (1) Acquire Company Stock;

                       (2) Repay an Exempt Loan; or

                       (3) Repay a prior Exempt Loan.

                   (b) All loans to the Trust which are made or guaranteed by a disqualified person must satisfy all requirements applicable to Exempt Loans under Code Section 4975(d)(3), Regulation Section 54.4975-7(b), Act Section 408(b)(3) and Department of Labor Regulation Section 2550.408(b)-3 including, but not limited to, the following:

                       (1) The loan must be at a reasonable rate of interest;

                       (2) The amount of interest paid shall not exceed the amount of each payment which would be treated as interest under standard loan amortization tables;

                       (3) Any collateral pledged to the creditor by the Plan shall consist only of the Company Stock purchased with the borrowed funds;

                       (4) Under the terms of the loan, any pledge of Company Stock shall provide for the release of shares so pledged on a pro-rata basis pursuant to Section 3.4(g);

                       (5) Under the terms of the loan, the creditor shall have no recourse against the Plan except with respect to such collateral, earnings attributable to such collateral, Employer contributions (other than contributions of Company Stock) that are made to meet Current Obligations and earnings attributable to such contributions;

                       (6) The loan must be for a specific term and may not be payable at the demand of any person, except in the case of default;

                       (7) In the event of default upon an Exempt Loan, the value of the Trust Fund transferred in satisfaction of the Exempt Loan shall not exceed the amount of default. If the lender is a disqualified person, an Exempt Loan shall provide for a transfer of Trust Funds upon default only upon and to the extent of the failure of the Plan to meet the payment schedule of the Exempt Loan; and

                       (8)  Exempt  Loan  payments  during a Plan  Year must not
exceed an amount equal to: (A) the sum, over all Plan Years, of all contributions and cash dividends paid by the Employer to the Plan with respect to such Exempt Loan and earnings on such Employer contributions and cash dividends, less (B) the sum of the Exempt Loan payments in all preceding Plan Years. A separate accounting shall be maintained for such Employer contributions, cash dividends and earnings until the Exempt Loan is repaid.

                                  ARTICLE VI.
                   DETERMINATION AND DISTRIBUTION OF BENEFITS

             6.1   DETERMINATION OF BENEFITS UPON RETIREMENT

                   (a) As of, or after, a Participant's Normal Retirement Date, such Participant may terminate employment and request a distribution of his Participant's Aggregate Account. As of the attainment of Normal Retirement Age, such Participant's Aggregate Account shall become 100% vested. Participants shall be permitted to continue participation in the Plan after the attainment of their Normal Retirement Age.

                   (b) As soon as is practicable after the Participant's request for a Normal Retirement distribution, the Administrator shall direct the Trustee to distribute, or begin the distribution of, all amounts credited to such Participant's Aggregate Account in accordance with Section 6.6.

             6.2   DETERMINATION OF BENEFITS UPON DEATH

                   (a) Upon the death of a Participant before his Retirement Date or other termination of employment, all amounts credited to such Participant's Aggregate Account shall become 100% Vested. Unless a later date is elected by the deceased Participant's Beneficiary, as soon as is practical after the Beneficiary's request for a distribution, the Administrator shall direct the Trustee, in accordance with the provisions of Section 6.7, to distribute, or begin the distribution of, the deceased Participant's Aggregate Account to the Participant's Beneficiary.

                   (b) Unless a later date is elected by a deceased Former Participant's Beneficiary, as soon as is practical after the Beneficiary's request for distribution, the Administrator shall direct the Trustee, in accordance with the provisions of Section 6.7, to distribute, or begin the distribution of, any remaining amounts credited to the Participant's Aggregate Account of such deceased Former Participant to such Former Participant's Beneficiary.

                   (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the value of the Aggregate Account of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

                   (d) Unless otherwise elected and consented to in the manner prescribed in Code Section 417(a)(2), the Beneficiary of the death benefit of a married Participant shall be the Participant's spouse. However, the Participant may designate a Beneficiary other than his spouse if:

                       (1) The spouse has validly waived her right to be the Participant's Beneficiary pursuant to Code Section 417(a)(2);

                       (2) The Participant has no spouse; or

                       (3) The spouse cannot be located.

                       The designation of a Beneficiary by a Participant (whether married or single) shall be made on a form satisfactory to the Administrator. A Participant may at any time revoke his designation of a Beneficiary or change his Beneficiary by filing notice of such revocation or change with the Administrator. However, if married, the Participant's spouse must again consent in writing to any change in Beneficiary unless the original consent acknowledges that the spouse had the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elected to relinquish such right. In the event a Participant has no spouse and no valid designation of Beneficiary exists at the time of the Participant's death, the Participant's Aggregate Account shall be payable in the following order:

                       (1) To the Participant's lineal descendants, per stirpes, including his legally adopted children;

                       (2) To the Participant's lineal ascendants, per capita, that survive the Participant; and

                       (3) To the Participant's estate.

             6.3   DETERMINATION OF BENEFITS IN EVENT OF DISABILITY

                   Upon a Participant's Total and Permanent Disability prior to his Retirement Date or other termination of employment, all amounts credited to such Participant's Aggregate Account shall become 100% Vested. Unless otherwise elected by the Participant, as soon as is practical after the determination of Total and Permanent Disability and the Participant's request for a distribution, the Administrator shall direct the Trustee, in accordance with the provisions of
Section 6.6, to distribute to (or begin the distribution to) such Participant all amounts credited to such Participant's Aggregate Account as though he had retired.

             6.4   DETERMINATION OF BENEFITS UPON TERMINATION

                   (a) Upon the termination of employment of a Participant prior to his retirement, death or Total and Permanent Disability, the Terminated Participant shall be entitled to a distribution of the Vested portion of his Aggregate Account in accordance with this Section and Section 6.6 below.

                   (b) With respect to the Terminated Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account, as soon as is practical after the terminated Participant's request for a termination of service distribution, the Administrator shall direct the Trustee, in accordance with the provisions of
Section 6.6, to distribute, or begin the distribution of, the Terminated Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account. With respect to the Participant's ESOP Account (which includes the Participant's Company Stock Account, Participant's ESOP Investment Account and Participant's Qualified
Directed Investment Account), upon a request for a termination of service distribution, unless the Terminated Participant elects a later distribution commencement date, distribution of the Participant's ESOP Account shall commence not later than the last day of the Plan Year which is the fifth Plan Year after the Plan Year in which the Participant otherwise separated from service with the Employer, unless the Participant is reemployed by the Employer before distribution is otherwise required by this paragraph. The rules of Code Section 409(o) are incorporated herein by reference. See Section 6.6. In the event a Participant's effective date of termination of service is September 30, the Plan Year that includes such September 30 shall be regarded as the Plan Year in which the Participant otherwise separated from Service with the Employer. See also
Section 3.4(c).

                   (c) The amount of the Terminated Participant's ESOP Account, Participant's Profit Sharing Account and Participant's Matching Account which is not Vested shall be credited to the Suspense Account, pending Forfeiture, as of the effective date of termination of employment.

                   (d) For purposes of this Section 6.4, if a Terminated Participant's Vested balance in his Aggregate Account is zero, the Terminated Participant shall be deemed to have received a distribution of such vested balance upon termination of employment.

                   (e) The Vested portion of any Participant's ESOP Account, Participant's Profit Sharing Account, and Participant's Matching Account shall be a percentage of the total amount credited to such Participant's ESOP Account, Participant's Profit Sharing Account and Participant's Matching Account,
respectively, determined on the basis of the Participant's number of Years of Service according to the following schedule:

                                         Vesting Schedule

                           Years of Service            Percentage
                           ----------------            ----------
                           Less than 3                       0%
                           3                                20%
                           4                                40%
                           5                                60%
                           6                                80%
                           7 or more                       100%

                   (f) The computation of a Participant's Vested percentage of his interest in the Plan shall not be reduced as the result of any direct or indirect amendment to this Plan. In the event that this Plan is amended to change or modify any vesting schedule, a Participant with at least three Years of Service as of the expiration date of the election period provided herein may elect to have his Vested percentage computed under the Plan without regard to such amendment. If a Participant fails to make such election, then such Participant shall be subject to the amended vesting schedule. The Participant's election period shall commence on the adoption date of the amendment and shall end 60 days after the latest of:

                       (1) The adoption date of the amendment;

                       (2) The effective date of the amendment; or

                       (3) The date the Participant received written notice of the amendment from the Employer or Administrator.

                   (g) (1) If any Former Participant shall be reemployed by the Employer before a One-Year Break in Service occurs, he shall continue to participate in the Plan in the same manner as if such termination had not occurred.

                       (2) If any Former Participant shall be reemployed by the Employer before five consecutive One-Year Breaks in Service, and such Former Participant had received a distribution of his entire Vested Aggregate Account prior to his re-employment, his forfeited Aggregate Account shall be reinstated only if he repays the full amount distributed to him, other than his voluntary contributions, prior to the fifth anniversary of his date of reemployment. In the event the Former Participant does repay the full amount distributed to him, the undistributed portion of the Participant's Aggregate Account must be restored in full, unadjusted by any gains or losses occurring subsequent to the Anniversary Date or other Valuation Date preceding his termination. See Section 3.4(f) regarding the reinstatement of Aggregate Accounts.

                       (3) If any Former Participant is reemployed after a One-Year Break in Service has occurred, Years of Service shall include Years of Service prior to his One-Year Break in Service subject to the following rules:

                           (i) If any non-Vested,  Former Participant (i.e., had
less than 7 Years of Service at his termination of service) has a One-Year Break in Service (but less than 5 consecutive One-Year Breaks in Service) he shall immediately be eligible to participate in the Plan. Except as provided below, Years of Service before and after his One-Year Break in Service shall be recognized for vesting purposes with respect to his Aggregate Account balance attributable to both pre-break and post-break service.

                           (ii)  After  the  greater  of  (A)  five  consecutive
One-Year Breaks in Service, or (B) a number of One-Year Breaks in Service equal to the Former Participants' pre-break Years of Service, a Participant's Vested Aggregate Account attributable to post-break Years of Service shall not be increased as a result of pre-break Years of Service pursuant to Code Section 411(a)(6)(D)(I);

                           (iii)  After  five  consecutive  One-Year  Breaks  in
Service, a Former Participant's Vested Aggregate Account balance attributable to pre-break service shall not be increased as a result of post-break service;

                           (iv) If a non-Vested,  Former Participant incurs five
consecutive One-Year Breaks in Service, he must again satisfy the requirements of Sections 2.1 and 2.2 in order to become eligible for and enter the Plan; and

                           (v) If a  Former  Participant  completes  a  Year  of
Service (a One-Year Break in Service previously occurred, but employment had not terminated), he shall participate in the Plan retroactively from the first day of the Plan Year during which he completes one Year of Service.

             6.5   DETERMINATION OF BENEFITS AT AGE 59 1/2

                   (a) As of, or after, the date a Participant attains age 59-1/2, such Participant may request a distribution of all, or any portion, of his Participant's Deferral Account, even if the Participant continues as an Employee of the Employer. Such Participant shall continue to participate in the Plan provided the Participant continues to meet the eligibility requirements of
Article II.

                   (b) Upon a request for a distribution in accordance with the preceding paragraph, or as soon as practicable thereafter, the Administrator shall direct the Trustee to distribute, or begin the distribution of, all amounts credited to such Participant's Deferral Account in accordance with
Section 6.6.

             6.6   DISTRIBUTION OF BENEFITS

                   (a) This plan provides for different forms of payment and different commencement dates for the Participant's ESOP Account (which includes his Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account) on the one hand, and all other accounts of the Participant (which includes his Participant's Deferral Account, Participant's Matching Account and Participant's Rollover Account) on the other hand.

                   (b) The ESOP Account. With respect to the distribution of the
Participant's ESOP Account, effective February 15, 1996, distribution on account of retirement (Section 6.1) or Total and Permanent Disability (Section 6.3) shall be made in cash or in kind (as determined by the Administrator, but subject to Section 6.8) in one lump sum, or in a fixed number of quarterly, semiannual or annual installments over a period not to exceed the Participant's life expectancy (or the life expectancy of the Participant and his designated Beneficiary). The Participant shall have the right to determine whether such distribution is in one lump sum or installments. With respect to distributions to Participants that have terminated employment and have requested a distribution pursuant to Section 6.4, unless the Participant elects in writing a longer distribution period, such distribution of the Participant's ESOP Account, including the Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account, made pursuant to Section 6.4, may be distributed in cash or in kind, (as determined by the Administrator, but subject to Section
6.8) in substantially equal periodic payments (not less frequently than annually) over a period of five years. In the case of a Participant with a Participant's ESOP Account in excess of $500,000, the five year period shall be extended one additional year (up to an additional five) for each $100,000, or fraction thereof, by which such account exceeds $500,000. Such dollar amounts shall be adjusted at the same time and in the same manner as provided in Code
Section 415(d).

                   The Other Accounts. With respect to the Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account, in the event a Participant is entitled to a lifetime distribution in accordance with Sections 6.1, 6.3, 6.4 or 6.5, the Administrator, pursuant to the election of the Participant, shall direct the Trustee to distribute to the Participant or Former Participant, the Vested portion of his Participant's Deferral Account, Participant's Matching
Account, Participant's Profit Sharing Account, and/or Participant's Rollover Account, in one of the following methods selected by the Participant or Terminated Participant

                       (1) One lump sum payment in cash or in kind;

                       (2) Payments over a period certain (not to exceed the life expectancy of the Participant or the joint life expectancy of the Participant and his Beneficiary) in monthly, quarterly, semiannual or annual installments. In order to provide such installment payments, the Administrator may (A) segregate the Participant's Deferral Account, Participant's Matching
Account, Participant's Profit Sharing Account, and Participant's Rollover Account in a separate, federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other liquid short-term security or (B) purchase a nontransferable annuity contract for a term certain (with no life contingencies) providing for such payment;

                       (3) A single life annuity (payable over the lifetime of the Participant) with or without a term certain; or

                       (4) A joint and survivor annuity (with the survivor benefit being 50%, 75% or 100%).

                   (c) In the event a Participant desires to elect a distribution of his Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account in the form of a life annuity, the following rules shall apply:

                       (1) Unless otherwise elected as provided below, a Participant who desires an annuity form of payment, is married on his distribution commencement date, and who does not die before such date, shall receive the combined value of his Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's
Rollover Account in the form of a joint and survivor annuity. The joint and survivor annuity shall be an annuity that commences immediately and shall be equal in value to a single life annuity that may be purchased with the total value of such accounts. The survivor benefits following the Participant's death shall continue to the Participant's spouse during the spouse's lifetime at a rate equal to 50% of the rate at which such benefits were payable to the Participant during his lifetime. This joint and 50% survivor annuity shall be considered the designated qualified joint and survivor annuity and automatic form of payment for the purposes of this Plan. An unmarried Participant shall receive the value of his benefit in the form of a life annuity. Such unmarried Participant, however, may elect in writing to waive the life annuity. The election must comply with the provisions of this Section as if it were an election to waive the joint and survivor annuity by a married Participant, but without the spousal consent requirement.

                       (2) Any election to waive the joint and survivor annuity must be made by the Participant in writing during the election period described below and be consented to in writing by the Participant's spouse. If the spouse is legally incompetent to give consent, the spouse's legal guardian, even if such guardian is the Participant, may give consent. The election to waive the joint and survivor annuity shall designate a Beneficiary (or a form of benefits) that may be changed only with spousal consent (unless the consent of the spouse expressly permits designations by the Participant without the requirement of further consent by the spouse). Such spouse's consent shall be irrevocable and must acknowledge the effect of such election and be witnessed by a notary public. Such consent shall not be required if it is established to the satisfaction of the Administrator that the required consent cannot be obtained because there is no spouse, the spouse cannot be located, or other circumstances that may be prescribed by Regulations. The election made by the Participant and consented to by his spouse may be revoked (but not modified unless as provided above) by the Participant in writing without the consent of the spouse at any time during the election period. The number of revocations shall not be limited. Any new election must comply with the requirements of this Section. A former spouse's waiver shall not be binding on a new spouse.

                       (3) The election period to waive the joint and survivor annuity shall be the 90 day period ending on the Participant's distribution commencement date.

                       (4) For purposes of this Section, the "distribution commencement date" means the first day of the first period for which an amount is paid as an annuity, or, in the case of a benefit not payable in the form of an annuity, the first day on which all events have occurred which entitle the Participant to a distribution.

                       (5) With regard to the election, the Administrator shall provide to the Participant no less than 30 days and no more than 90 days before the "distribution commencement date" a written explanation of:

                           (i)  the  terms  and  conditions  of  the  joint  and
survivor annuity;

                           (ii) the Participant's  right to make, and the effect
of, an election to waive the joint and survivor annuity;

                           (iii)  the  right  of  the  Participant's  spouse  to
consent to any election to waive the joint and survivor annuity; and

                           (iv) the  right of the  Participant  to  revoke  such
election, and the effect of such revocation.

                   (d) Notwithstanding this Section 6.6, cash dividends on shares of Company Stock allocable to the Participants' Company Stock Accounts may be paid pursuant to Section 3.4(d) to the Participants or Beneficiaries within 90 days after the close of the Plan Year in which the dividend is paid.

                   (e) Any part of a Participant's Aggregate Account which is retained in the Plan after the Anniversary Date on which his participation in the Plan terminates will continue to be treated as a Participant's Aggregate Account. However, such account shall not be credited with any further Employer contributions or Forfeitures.

                   (f) The Participant's Aggregate Account may not be paid without his written consent if the value exceeds, or has ever exceeded, $3,500 at the time of any prior distribution. If the value of the Participant's Aggregate Account does not exceed $3,500, and has never exceeded $3,500, at the time of any prior distribution, the Administrator may immediately distribute such Aggregate Account (in a single lump sum) without such Participant's consent. No distribution may be made under this Section 6.6 unless the Administrator first complies with the tax and distribution reporting and disclosure provisions of the Code and Regulations.

                   (g) Notwithstanding any provision in the Plan to the contrary, the distribution of a Participant's Aggregate Account shall be made in accordance with the following requirements and shall otherwise comply with Code
Section 401(a)(9) and the Regulations thereunder (including Regulation Section 1.401(a)(9)-(2)), the provisions of which are incorporated herein by reference:

                       (1) A Participant's Aggregate Account shall be distributed to him not later than the Participant's "required beginning date." Alternatively, distributions to a Participant must begin no later than the Participant's "required beginning date," and must be made over the life of the Participant (or the joint lives of the Participant and the Participant's designated Beneficiary) or a period certain measured by the life expectancy of the Participant (or the joint life expectancies of the Participant and his designated Beneficiary) in accordance with Regulations. For Plan Years beginning prior to December 31, 1996, a Participant's "required beginning date" means April 1 of the calendar year following the calendar year in which the Participant attains age 70 1/2. For Plan Years beginning after December 31, 1996, a Participant's "required beginning date" means April 1 of the calendar year following the later of (i) the calendar year in which the Participant attains age 70 1/2, or (ii) the calendar year in which the Participant retires. However, part (ii) of the preceding sentence shall not apply to any Participant that is a "five percent owner" (as defined in Code Section 416) for the Plan Year ending in the calendar year in which such Participant attains age 70 1/2.

                       (2) Distributions to a Participant and his Beneficiaries shall only be made in accordance with the incidental death benefit requirements of Code Section 401(a)(9)(G) and the Regulations thereunder.

                   (h)  All   annuity   contracts   under  this  Plan  shall  be
non-transferable when distributed. Furthermore, the terms of any annuity contract purchased and distributed to a Participant or spouse shall comply with all of the requirements of the Plan.

                   (i) If a distribution is one to which Code Sections 401(a)(11) and 417 do not apply, such distribution may commence less than thirty
(30) days after the notice required under Regulation Section 1.411(a)-11(c) is given, provided that: (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least thirty (30) days after receiving the notice to consider the decision of whether or not to elect a distribution and, if applicable, a particular distribution option, and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                   (j) In no event shall a distribution required by this Article VI be distributed later than 180 days after the Anniversary Date for the Plan Year in which such distribution is to be made. However, unless otherwise elected in writing by the Former Participant (such election may not result in a death benefit that is more than incidental), a distribution shall begin not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs.

                           (i) The date on which  the  Participant  attains  his
Normal Retirement Age;

                           (ii) The 10th  anniversary  of the year in which  the
Participant commenced participation in the Plan; or

                           (iii) The date the Participant terminates his service
with the Employer.

             6.7   DISTRIBUTION OF BENEFITS UPON DEATH

                   (a) Unless otherwise elected as provided in Section 6.2(d), a Vested Participant who dies before the distribution of his Aggregate Account has commenced pursuant to Section 6.6 above, and who has a surviving spouse, shall have the value of his Aggregate Account paid to his surviving spouse.

                   (b) In the event a Participant has commenced distribution of his Aggregate Account prior to death, distribution of the Participant's Aggregate Account shall continue in the form or forms, and at least as rapidly, as prior to the Participant's death.

                   (c) Except as provided in paragraph (b) above, in the event a Beneficiary is entitled to a death benefit in accordance with Section 6.2, the Administrator, pursuant to the election of the Beneficiary, shall direct the Trustee to distribute to the Beneficiary, the deceased Participants Aggregate Account, in one of the methods of distribution specified in Section 6.6 above.

                   (d) The deceased Participant's Aggregate Account may not be paid without the Beneficiary's consent if the value of such Aggregate Account exceeds, or has ever exceeded, $3,500 at the time of any prior distribution. If the value of the Participant's Aggregate Account does not exceed $3,500 and has never exceeded $3,500 at the time of any prior distribution, the Administrator may immediately distribute such Aggregate Account (in a single lump sum) without such Beneficiary's consent. No such distribution may be made under this Section unless the Administrator first complies with the tax and distribution reporting and disclosure provisions of the Code and Regulations.

                   (e) Notwithstanding any provision in the Plan to the contrary, distributions upon the death of a Participant shall be made in accordance with the requirements of, and shall otherwise comply with, Code
Section 401(a)(9) and the Regulations thereunder. If a Participant dies before he has begun to receive any distributions of his Aggregate Account, or before distributions are deemed to have begun pursuant to Regulations, then the Participant's Aggregate Account shall be distributed to his Beneficiaries by December 31st of the calendar year in which the fifth anniversary of the Participant's date of death occurs.

                   However, the 5-year distribution requirement of the preceding paragraph shall not apply to any portion of the deceased Participant's Aggregate Account which is payable to or for the benefit of a designated Beneficiary. In such event, such portion may, at the election of the Participant (or the Participant's designated Beneficiary), be distributed over the life of such designated Beneficiary (or over a period not extending beyond the life expectancy of such designated Beneficiary) provided such distribution begins not later than December 31st of the calendar year immediately following the calendar year in which the Participant died. However, in the event the Participant's spouse (determined as of the date of the Participant's death) is his Beneficiary, the requirement that distributions commence within one year of a Participant's death shall not apply. In lieu thereof, distributions must commence on or before the later of: (1) December 31st of the calendar year immediately following the calendar year in which the Participant died; or (2) December 31st of the calendar year in which the Participant would have attained age 70 1/2, and must be made over the life of the spouse (or over a period not extending beyond the life expectancy of the spouse). If the surviving spouse dies before distributions to such spouse begin, then the 5-year distribution requirement of this Section shall apply as if the spouse was the Participant.

                   (f) The Beneficiary shall not have the right to demand Employer securities allocated to the deceased Participant's Aggregate Account.

             6.8   HOW ESOP BENEFITS WILL BE DISTRIBUTED

                   (a) Distribution of a Participant's ESOP Account may be made in cash or Company Stock or both (as determined by the Administrator), provided, however, that if a Participant or Beneficiary so demands, such benefit (other than Company Stock sold and reinvested pursuant to Section 3.12) shall be distributed only in the form of Company Stock. Prior to making a distribution of benefits, the Administrator shall advise the Participant or his Beneficiary, in writing, of the right to demand that benefits be distributed solely in Company Stock.

                   (b) If a Participant or Beneficiary demands that benefits be distributed solely in Company Stock, distribution of a Participant's ESOP Account will be made entirely in whole shares or other units of Company Stock. Any balance in a Participant's ESOP Investment Account will be applied to acquire for distribution the maximum number of whole shares or other units of Company Stock at the then fair market value. Any fractional unit value unexpended will be distributed in cash. If Company Stock is not available for purchase by the Trustee, then the Trustee shall hold such balance until Company Stock is acquired and then make such distribution, subject to this Article VI.

                   (c) The Trustee will make distributions from the Trust only on instructions from the Administrator.

             6.9   IN SERVICE DISTRIBUTION

                   (a) At such time as a Participant (but not a Former Participant or Terminated Participant) becomes 100% Vested, such Participant may request once each Plan Year a distribution not to exceed five percent (5%) of such Participant's Company Stock Account, determined as of the Anniversary Date or Valuation Date immediately preceding such request. Such Participant shall continue to participate in the Plan provided the Participant continues to meet the eligibility requirements of Article II.

                   (b) In service distributions pursuant to this Section shall be made in one lump payment, in cash or in kind (as determined by the Administrator), but the provisions of Sections 6.8 and 6.18 shall apply to in service distributions permitted by this Section 6.9.

                   (c) Requests for in service  distributions under this Section
6.9 shall be made by the Participant to the Administrator on a form to be supplied by the Administrator. The Administrator is authorized to, and shall, promulgate procedures from time to time which govern in service distributions, including the times of the Plan Year during which in service distributions may be requested.

                   (d)  This   Section  6.9  shall  be   effective  as  soon  as
administratively practicable after July 1, 1997.

             6.10  TIME OF SEGREGATION OR DISTRIBUTION

             Notwithstanding any other provision of this Agreement to the contrary, whenever the Trustee is to make a distribution or to commence a series of payments, the distribution or series of payments may be made or begun as soon after the Participant's or Beneficiary's request as is practicable, but unless otherwise consented to in writing by the Participant or Beneficiary, in no event shall distribution be made or begun later than 180 days after the Anniversary Date following such request. However, unless otherwise elected in writing by the Former Participant (such election may not result in a death benefit that is more than incidental), a "distribution" shall begin not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs:

                   (a) The date on which the Participant attains his Normal Retirement Age;

                   (b) The 10th anniversary of the year in which the Participant commenced participation in the Plan; or

                   (c) The date the Participant terminates his service with the Employer.

             6.11  DISTRIBUTION FOR MINOR BENEFICIARY

             In the event a distribution is to be made to a minor, then the Administrator may, in his sole discretion, direct that such distribution be paid to the legal guardian, or, if none, to a parent of such Beneficiary or a responsible adult with whom the Beneficiary maintains his residence, or to the custodian for such Beneficiary under the Uniform Gift to Minors Act or Gift to Minors Act, if such is permitted by the laws of the state in which said minor Beneficiary resides. Such payment to the legal guardian or parent of a minor Beneficiary shall fully discharge the Trustee, Employer, Administrator and Plan from further liability on account thereof.

             6.12  LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN

             In the event that all, or any portion, of the distribution payable to a Participant or his Beneficiary hereunder shall, at the expiration of five years after it shall become payable, remain unpaid solely by reason of the inability of the Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or his beneficiary, the amount so distributable shall be forfeited and shall be used to reduce the cost of the Plan. In the event a Participant or Beneficiary is located subsequent to his benefit being forfeited, such benefit shall be restored.

             6.13  LIMITATIONS ON BENEFITS AND DISTRIBUTIONS

             All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order" as that term is defined in Code Section 414(p).

             6.14  DISTRIBUTION OF DEFERRAL ACCOUNT UPON HARDSHIP

                   (a) The Plan Administrator may direct the Trustee to distribute a portion of a Participant's Deferral Account (not to exceed the Participant's Deferral Account valued as of the next preceding Anniversary Date or Valuation Date) in the event of an immediate and heavy financial need. Such hardship distribution shall be made only within the "deemed hardship distribution standards" published by the Internal Revenue Service in Regulations Sections 1.401(k)-1(d)(2)(iv).

                   (b) The determination of whether an immediate and heavy financial need exists shall be made by the Administrator based upon all relevant facts and circumstances. A hardship withdrawal shall be authorized only if the distribution is to be used for one of the following purposes:

                       (1) The payment of unreimbursed medical expenses incurred by the Participant, his spouse or his dependent (as defined in Code Section)
152) or the payment of unreimbursed expenses necessary for these persons to obtain medical care;

                       (2) Costs directly related to the purchase of a principal residence by the Participant (excluding mortgage payments);

                       (3) The payment of tuition and related educational fees for the next 12 months of post-secondary education for the Participant, or his spouse or dependent (as defined in Code Section 152);

                       (4)  The  need  to   prevent   the   eviction   from  the
Participant's principal residence or foreclosure on the mortgage of the Participant's principal residence.

                   (c) In order to obtain a hardship withdrawal, the Participant must certify to the Administrator and agree that all of the following conditions are satisfied:

                       (1) The distribution is not in excess of the amount of the Participant's immediate and heavy financial need (which amount may include any amounts necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution);

                       (2) The Participant has obtained all distributions, other than hardship distributions, and all non-taxable loans currently available under all plans maintained by the Employer; and

                       (3) The Participant's salary deferrals to the Plan "and all other plans maintained by the Employer" (as that phrase is defined in Regulation Section 1.401(k)-1(d)(2)(iv)(B)(4) will be suspended for at least 12 months, and his maximum salary deferrals for the following taxable year shall be reduced pursuant to Section 3.2(e).

                   (d) A distribution to satisfy an immediate or heavy financial need may only be made if the Participant does not have other resources available to satisfy such need. For this purpose, a Participant's resources shall include property which is owned by him, his spouse or minor children. The determination whether a Participant has other resources with which to satisfy the financial need will be based upon all relevant facts and circumstances. The Participant shall certify and provide such documentation as may be necessary to show that the amount of the distribution is not in excess of the financial need and that the need cannot be met by one of the following alternatives:

                       (1) Through reimbursement or compensation by insurance or otherwise;

                       (2) By selling or otherwise liquidating assets in a reasonable manner, but only if doing so would not create an immediate and heavy financial need;

                       (3) By stopping elective  contributions to the Plan under
Section 3.2;

                       (4) By borrowing money from a bank or other commercial lender on terms that would be considered commercially reasonable; or

                       (5) By electing to receive any available distribution from the Plan.

             6.15  DIRECT ROLLOVERS

             Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Article, a Distributee may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover. Nothing in this Section 6.15 shall be construed to grant or Distribute any right to a distribution other than those rights provided in this Article VI.

             6.16  LOANS TO PARTICIPANTS

                   (a) The Administrator shall have the authority to administer the loan program provided under the Plan. Such authority shall include, without limitation, the authority to (i) approve or deny loan applications, (ii) establish limitations on the amount or terms of a loan, (iii) determine the rate of interest and the collateral for each loan, and (iv) call a loan into default and take all actions necessary or appropriate to preserve Plan assets in the event of such default.

                   (b) Loans shall be available to all Participants (but not Former Participants or Terminated Participants) of the Plan provided they are Employees of the Employer on the date the loan is made. Any Participant may request a loan from the Plan in writing by delivering a written request to the Administrator on a form prescribed by the Employer. The Administrator shall then approve or deny such loan application within 30 days of the receipt thereof.

             In the event the loan is approved, the Participant shall execute a promissory note, security agreement, an authorization to withhold loan repayments from the Participant's regular paycheck from the Employer, and such other documents as shall be required by the Administrator.

             Any loan that is approved shall be treated as a segregated, directed investment under Article III (for purposes of crediting earnings) for the benefit of only the borrowing Participant.

                   (c) Plan loans shall be approved if the following criteria are met by the Participant requesting the loan:

                       (1) The sum of all the Participant's (and spouse's) monthly debt payments (computed immediately after the Plan loan is made, and including principal and interest payments on mortgage loans, car loans, credit cards and other unsecured or secured debt obligations but excluding obligations paid off with the proceeds of the Plan loan), plus the monthly amortization of the Participant's Plan loan then being requested shall not exceed 45% of the Participant's (and spouse's) gross monthly income (computed before any Internal Revenue Code Sections 401(k) or 125 salary deferrals). The Participant shall certify this to the Administrator at the time the loan is requested.

                       (2) The loan does not exceed the maximum loan limitations in paragraph (d) below.

                       (3) The Participant does not have any other loans outstanding from the Plan at the time the Participant applies for the loan.

                       (4) The loan is repaid in level payments of principal and interest over a period not to exceed five years, by payroll deduction from the Participant's regular paychecks.

                       (5) The loan satisfies the provisions otherwise provided in this section as to interest rate, collateral and documentation.

                       (6) The Participant agrees to pay (or have deducted) all fees and documentary stamps associated with the loan, whether incurred at the time of the loan or on an annual basis.

                   (d) The maximum dollar amount of any Plan loan to a Participant, when added to plan loans from any other qualified plans maintained by the Employer, shall not exceed the lesser of -

                       (1) $50,000, reduced by the excess (if any) of -

                           (i) the highest outstanding balance of loans from the
Plan to the Participant during the one year period ending on the day before the date of the loan, over

                           (ii) the  outstanding  balance of loans from the Plan
to the Participant on the date of the loan; or

                        (2) One-half of the Participant's Vested Aggregate Account balance (excluding the Participant's Company Stock Account).

             The minimum dollar amount of any Plan loan to a Participant shall be $1,000.

             No loans shall be made from the Plan if the rate of interest determined pursuant to paragraph (e) below would exceed the state usuary rate at the time the loan would be made.

                   (e) Loans shall bear a reasonable rate of interest, which shall be commensurate with interest rates charged by persons in the business of lending money under similar circumstances. The Administrator (or its designee) shall determine the interest rate for any loan based on the rate charged by one or more commercial lenders for a similar loan, taking into account similar collateral.

                   (f) All loans shall be evidenced by a promissory note executed by the Participant in favor of the Trustee of the Plan. In addition, the loan shall be secured by a grant by the Participant to the Trustee of a security interest in 50% of the Participant's Vested Aggregate Account balance in the Plan. Such security interest shall be evidenced by a duly executed security agreement and, if the Administrator requests, an executed and filed Form UCC-1 Financing Statement. The Plan shall have a right to offset the amount of any loan, including interest and collection costs, against any amount distributable to or on behalf of the Participant or his Beneficiary.

                   (g) In the event the Participant fails to pay any principal or interest when due, the Plan loan shall be considered in default 60 days after the date such payment was due. Unless prohibited by the Code or Regulations, the loan shall then be foreclosed, and the amount of the loan treated as a deemed, in service distribution to the Participant of the entire amount of the unpaid principal and accrued interest (plus collection costs).

                   (h) All loans shall be due and payable upon a Participant's termination of employment with the Employer or Affiliated Employer.

             6.17  PUT OPTION

                   (a) If Company Stock which was not acquired with the proceeds of an Exempt Loan is distributed to a Participant and such Company Stock is not readily tradeable on an established securities market, a Participant shall have the right to require the Employer to repurchase the Company Stock distributed to such Participant under a fair valuation formula. Such Stock shall be subject to the provisions of paragraph (c) below.

                   (b) Company Stock which is acquired with the proceeds of an Exempt Loan and which is not publicly traded when distributed, or if it is subject to a trading limitation when distributed, must be subject to a put option. For purposes of this paragraph, a "trading limitation" on Company Stock is a restriction under any federal or state securities law or any regulation thereunder, or an agreement (not prohibited by this Plan affecting the Company Stock which would make the Company Stock not as freely tradeable as stock not subject to such restriction.

                   (c) The put option shall be exercisable only by a Participant or Former Participant, by the Participant's or Former Participant's donees, or by a person (including an estate or its distributee) to whom the Company Stock passes by reason of a Participant's or Former Participant's death. (Under this paragraph, Participant or Former Participant means a Participant or Former Participant and the Beneficiaries of the Participant or Former Participant under the Plan.) The put option must permit a Participant or Former Participant to put the Company Stock to the Employer. Under no circumstances may the put option bind the Plan. However, the option shall grant the Plan an option to assume the rights and obligations of the Employer at the time that the put option is exercised. If it is known at the time a loan is made that federal or state law will be violated by the Employer's honoring such put option, the put option must permit the Company Stock to be put, in a manner consistent with such law, to a third party (e.g., an affiliate of the Employer or a shareholder other than the Plan) that has substantial net worth at the time the loan is made and whose net worth is reasonably expected to remain substantial.

             The put option shall commence as of the day following the date the Company Stock is distributed to the Former Participant and end 60 days thereafter and if not exercised within such 60-day period, an additional 60-day option shall commence on the first day of the fifth month of the Plan Year next following the date the Company Stock was distributed to the Former Participant (or such other 60-day period as provided in Regulations). However, in the case of Company Stock that is publicly traded without restrictions when distributed but ceases to be so traded within the option period described herein, the Employer must notify each holder of such Company Stock in writing on or before the 10th day after the date the Company Stock ceases to be so traded that for the remainder of the applicable option period the Company Stock is subject to the put option. The number of days between the 10th day and the date on which notice is actually given, if later than the 10th day, must be added to the duration of the put option. The notice must inform distributees of the term of the put options that they are to hold. The terms must satisfy the requirements of this paragraph.

             The put option shall be exercised by the holder notifying the Employer in writing that the put option is being exercised. The notice shall state the name and address of the holder and the number of shares to be sold. The period during which a put option is exercisable does not include any time when a distributee is unable to exercise it because the party bound by the put option is prohibited from honoring it by applicable federal or state law. The price at which a put option must be exercisable is the value of the Company Stock determined in accordance with Article V. Payment under the put option involving a "total distribution" shall be paid in substantially equal annual installments over a period certain beginning not later than thirty days after the exercise of the put option and not extending beyond five (5) years. The length of the term of the payout shall be determined by the Administrator. The deferral of payment shall be evidenced by a promissory note that is adequately secured and bears a reasonable interest rate on the unpaid amounts. The first payment under the put option involving installment distributions must be paid not later than thirty (30) days after the exercise of the put option. Payment under a put option must not be restricted by the provisions of a loan or any other arrangement, including the terms of the Employer's articles of incorporation, unless so required by applicable state law.

             For  purposes  of  this  Section,   "Total  Distribution"  means  a
distribution to a Participant or his Beneficiary within one taxable year of the entire Vested Participant's ESOP Account.

                   (d) An arrangement involving the Plan that creates a put option must not provide for the issuance of put options other than as provided under this Section. The Plan (and the Trust Fund) must not otherwise obligate itself to acquire Company Stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

             6.18  NONTERMINABLE PROTECTIONS AND RIGHTS

             No Company Stock, other than that described in Section 6.17, acquired with the proceeds of a loan described in Section 5.5 hereof, may be subject to a put, call, or other option, or buy-sell or similar arrangement when held by and when distributed from the Trust Fund, whether or not the Plan is then an ESOP. The protections and rights shall continue to exist under the terms of this Plan so long as any Company Stock acquired with the proceeds of a loan described in Section 5.5 hereof is held by the Trust Fund or by any Participant, Former Participant or other person for whose benefit such protections and rights have been created, and neither the repayment of such loan nor the failure of the Plan to be an ESOP, nor an amendment of the Plan shall cause a termination of said protections and rights.

                                  ARTICLE VII.
                                 TOP HEAVY RULES

             7.1   DEFINITIONS

             For purposes of this Article VII, and this Agreement, the following capitalized terms shall have the following meanings:

                   (a) "Aggregation Group" means either a Required Aggregation Group or a Permissive Aggregation Group as hereinafter defined.

             Only those plans of the Employer in which the Determination Dates fall within the same calendar year shall be aggregated in order to determine whether such plans are Top Heavy Plans.

             An  Aggregation  Group  shall  include  any  terminated   qualified
retirement plan of the Employer that was maintained by the Employer within the last five year period ending on the Determination Date.

                   (b) "Determination Date" means the last day of the preceding Plan Year.

                   (c) "Five Percent Owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than 5% of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sectionse 414(b), (c),
(m), or (o) shall be treated as separate employers.

                   (d) "Key  Employee"  means  those  Employees  defined in Code
Section 416(i) and the Regulations thereunder. Generally, the term includes any Employee or former Employee (and his Beneficiaries) who, at any time during the Plan Year or any of the preceding four Plan Years, is:

                   (1) An officer of the Employer (as that term is defined within the meaning of the Regulations under Code Sectione 416) having
Compensation in excess of 50% of the amount in effect under Code Section 415(b)(1)(A) for the Plan Year. For purposes of this definition, no more than 50 Employees (or if less, the greater of three Employees or ten percent of the Employees) shall be treated as officers, and Employees described in Code Section 414(q)(8) shall be excluded as officers.

                       (2) One of the 10 Employees having Compensation greater than the amount in effect under Code Section 415(c)(1)(A), and owning (or considered as owning within the meaning of Code Section 318) both more than a one-half percent interest in the Employer or Affiliated Employer, and one of the 10 largest interests in the Employer or Affiliated Employer.

                       (3) A "Five Percent Owner" of the Employer.

                       (4) A "one percent owner" of the Employer having Compensation from the Employer of more than $150,000 for the Plan Year. "One percent owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than one percent of the outstanding stock of the Employer or stock possessing more than one percent of the total combined voting power of all the stock of the Employer. For purposes of this definition, the rules of subsections (b), (c) and (m) of Code Section 414 shall not apply in determining ownership. However, in determining whether an individual has Compensation of more than $150,000, Compensation from each employer required to be aggregated under Code Section 414(b), (c) and (m) shall be taken into account.

                   (e) "Non-Key Employee" means any Employee or former Employee (and his Beneficiaries) who is not a Key Employee.

                   (f) "Permissive Aggregation Group" means an Aggregation Group, selected by the Employer, that includes any plan not required to be included in the Required Aggregation Group, provided the resulting group, taken as a whole, would continue to satisfy the provisions of Code Sections 401(a)(4) and 410.

             In the case of a Permissive Aggregation Group, only a plan that is part of the Required Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is a Top Heavy Group. No plan in the Permissive Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is not a Top Heavy Group.

                   (g) "Required Aggregation Group" means an Aggregation Group which includes a plan of the Employer in which a Key Employee is a Participant, and each other plan of the Employer which enables any plan in which a Key Employee participates to meet the requirements of Code Sections 401(a)(4) or 410.

             In the case of a Required Aggregation Group, each plan in the group will be considered a Top Heavy Plan if the Required Aggregation Group is a Top Heavy Group. No plan in the Required Aggregation Group will be considered a Top Heavy Plan if the Required Aggregation Group is not a Top Heavy Group.

                   (h) "Super Top Heavy Plan" means a plan described in Section 7.3(b) below.

                   (i) "Top Heavy Plan" means a plan described in Section 7.3(a) below.

                   (j) "Top Heavy Group" means an Aggregation Group in which, as of the Determination Date, the sum of:

                       (1)  The  present  value  of  accrued   benefits  of  Key
Employees under all defined benefit pension plans included in the group; plus

                       (2) The aggregate accounts of Key Employees under all defined contribution plans included in the group;

exceeds 60% of a similar sum determined for all Participants.

                   (k) "Top Heavy Plan Year" means that, for a particular Plan Year, the Plan is a Top Heavy Plan.

             7.2   TOP HEAVY PLAN REQUIREMENTS

                   (a) For any Top Heavy Plan Year, the Plan shall provide the following:

                       (1) Special vesting requirements of Code Section 416(b) pursuant to Section 7.5 below; and

                       (2)   Special   minimum   contribution   and   allocation
requirements of Code Section 416(c) pursuant to Section 7.4 below.

             7.3   DETERMINATION OF TOP HEAVY STATUS

                   (a) This Plan shall be a Top Heavy Plan for any Plan Year in which, as of the Determination Date, the sum of:

                           (i) the  present  value of  accrued  benefits  of Key
Employees, plus

                           (ii) the Participants' Aggregate Accounts (other than
the Participants' Rollover Accounts) of Key Employees under this Plan and the aggregate accounts of Key Employees in all plans of an Aggregation Group, exceeds 60% of the sum of:

                           (i) the present value of accrued  benefits of all Key
Employees and Non-Key Employees, plus

                           (ii) the Participants' Aggregate Accounts (other than
the Participants' Rollover Accounts) of all Key Employees and Non-Key Employees under this Plan and the aggregate accounts of all Key Employees and Non-Key Employees in all plans of an Aggregation Group.

                   If any Participant is a Non-Key Employee for any Plan Year, but such Participant was a Key Employee for any prior Plan Year, such Participant's present value of accrued benefit and/or Participant's Aggregate Account and aggregate account balance in other aggregate plans shall not be taken into account for purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan (or whether any Aggregation Group which includes this Plan is a Top Heavy Group). In addition, if a Participant or Former Participant has not performed any services for any Employer maintaining the Plan at any time during the five-year period ending on the Determination Date, the present value of accrued benefit and/or Participant's Aggregate Account or other aggregate account balance in other aggregate plans for such Participant or Former Participant shall not be taken into account for the purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan.

                   (b) This Plan shall be a Super Top Heavy Plan for any Plan Year in which the provisions of paragraph (a) are met, substituting 90% for 60%.

             7.4   REQUIRED MINIMUM ALLOCATIONS

                   (a) Notwithstanding Section 3.4, for any Top Heavy Plan Year, the sum of the Employer's Profit Sharing Contributions, ESOP Contributions and Forfeitures allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of each Non-Key Employee shall be equal to 3% of such Non-Key Employee's compensation (as defined for purposes of Code Section 416 (reduced by contributions and forfeitures, if any, allocated to each Non-Key Employee in any other defined contribution plan included with this Plan in a Required Aggregation Group). However, if (i) the sum of the Employer's Profit Sharing Contributions, ESOP Contributions, and Forfeitures allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of each Key Employee does not equal or exceed 3% of such Key Employees' compensation, and
(ii) this Plan is not required to be included in an Aggregation Group to enable a defined benefit plan to meet the requirements of Code Sections 401(a)(4) and 410, then the sum of the Employer's Profit Sharing Contribution, ESOP Contribution and Forfeitures allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of each Non-Key Employee shall be equal to the largest percentage allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of any Key Employee. For purposes of this
Section 7.4, compensation shall include compensation for the entire Plan Year, even compensation paid prior to the Participant's Plan entry date provided in
Article II.

                   (b) Notwithstanding the above provisions of this Section 7.4, no such minimum allocation shall be required for any Non-Key Employee who participates in another defined contribution plan subject to Code Section 412 included with this Plan in a Required Aggregation Group, if the minimum benefit is provided by such other defined contribution plan.

             7.5   TOP HEAVY VESTING SCHEDULE

                   Notwithstanding the vesting schedule in Section 6.4(e), for any Top Heavy Plan Year, the Vested portion of any Participant's ESOP Account, Participant's Matching Account and Participant's Profit Sharing Account shall be a percentage of the total amount credited to such accounts determined on the basis of the Participant's number of Years of Service according to the following schedule:

                                      Vesting Schedule

                           Years of Service            Percentage
                           ----------------            ----------
                           Less than 2                      0%
                           2                               20%
                           3                               40%
                           4                               60%
                           5                               80%
                           6 or more                      100%


                                  ARTICLE VIII
                                 ADMINISTRATION

             8.1   POWERS AND RESPONSIBILITIES OF THE EMPLOYER

                   (a) The Employer shall be empowered to appoint and remove the Trustee, Administrator and Investment Advisory Committee from time to time as it deems necessary for the proper administration of the Plan and to assure that the Plan is being operated for the exclusive benefit of the Participants, Former Participants and their Beneficiaries in accordance with the terms of this Plan, the Code, and the Act.

                   (b) The Employer shall establish a "funding policy and method" (i.e., it shall determine whether the Plan has a short run need for liquidity (e.g., to pay benefits) or whether liquidity is a long run goal and investment growth (and stability of same) is a more current need) or shall appoint a qualified person to do so. However, the Employer or its delegate shall communicate such needs and goals to the Trustee, who shall coordinate such Plan needs with its investment policy. The communication of such "funding policy and method" shall not constitute a directive to the Trustee as to investment of the Trust Funds. Such "funding policy and method" shall be consistent with the objectives of this Plan and with the requirements of Title I of the Act.

                   (c)  The  Employer  may,  in  its   discretion,   appoint  an
Investment Advisory Committee that shall have the authority to designate, monitor and change the investment options made available to Participants, Former Participant's and Beneficiaries pursuant to Section 3.13. Furthermore, the Employer may, in its discretion, appoint an Investment Manager to manage all or a designated portion of the assets of the Plan. In such event, the Trustee shall follow the directive of the Investment Manager in investing the assets of the Plan, provided that such direction is made in accordance with the terms and objectives of this Plan and are not contrary to the Act.

             8.2   ASSIGNMENT AND DESIGNATION OF ADMINISTRATIVE AUTHORITY

                   The Employer may appoint one or more Administrators and one or more members of an Investment Advisory Committee. Any person, including but not limited to, the Employees of the Employer, shall be eligible to serve as an Administrator or on a committee designated as the Administrator, or on the Investment Advisory Committee.

                   Any Administrator, member of any administrative committee, or member of an Investment Advisory Committee may resign by delivering his written resignation to the Employer, or be removed by the Employer by delivery of written notice of removal, to take effect at a date specified therein, or upon delivery to the individual if no date is specified. The Employer, upon the resignation or removal of an Administrator or committee member, shall promptly designate in writing a successor to this position.

                   If  the  Employer  does  not  appoint  an   Administrator  or
Investment Advisory Committee, or if the committee is without members, the Employer shall function as the Administrator.

             8.3   ALLOCATION AND DELEGATION OF RESPONSIBILITIES

                   In the event a committee is appointed by the Employer to serve as Administrator or Investment Advisory Committee, the members of the committee may allocate the responsibilities of the Administrator or Investment Advisory Committee among themselves, in which event the members of the committee shall notify the Employer and the Trustee in writing of such action and specify the responsibilities of each member. The Trustee thereafter shall accept and rely upon any instruction by the appropriate Administrator or committee member until such time as the Employer, Administrators or committee file with the Trustee a written revocation of such designation.

             8.4   POWERS, DUTIES AND RESPONSIBILITIES

                   The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan, the Act and the Code. The Administrator shall administer the Plan in accordance with its terms and shall have the discretionary power to determine all questions arising in connection with the administration, interpretation, and application of the Plan. Any such determination by the Administrator shall be conclusive and binding upon all persons. The Administrator, in its discretion, may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of this Plan; provided, however, that any procedure, discretionary act, discretionary interpretation or construction shall be done in a non-discriminatory manner based upon uniform principles consistently applied and shall be consistent with the intent that the Plan shall continue to be deemed a qualified plan under the terms of Code Section 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish his duties under this Plan.

                   The Administrator shall be charged with the duties of the general administration of the Plan, including, but not limited to, the following:

                   (a) To determine, in its discretion, all questions relating to the eligibility of Employees to participate or remain a Participant hereunder, based upon information furnished by the Employer;

                   (b) To compute, certify, and direct the Trustee with respect to the amount and kind of benefits to which any Participant shall be entitled hereunder;

                   (c) To authorize and direct the Trustee with respect to all non-discretionary or otherwise directed disbursements from the Trust;

                   (d) To maintain all necessary records for the administration of the Plan;

                   (e)  To  interpret  or  construe,  in  its  discretion,   the
provisions of the Plan and to make and publish such rules for regulation of the Plan as are consistent with the terms hereof;

                   (f) To determine the size and type of any contract on insurance to be purchased from any insurer, and to designate the insurer from which such contract of insurance shall be purchased;

                   (g) To compute and certify to the Employer and to the Trustee from time to time the sums of money necessary or desirable to be contributed to the Trust Fund;

                   (h) To consult with the Employer and the Trustee regarding the short and long-term liquidity needs of the Plan in order for the Trustee to exercise any investment discretion in a manner designed to accomplish specific objectives;

                   (i) To assist any Participant regarding his rights, benefits, or elections available under the Plan; and

                   (j) To prepare and implement a procedure to notify Eligible Employees that they may elect to have a portion of their Compensation deferred or paid to them in cash.

             8.5   RECORDS AND REPORTS

                   The Administrator shall keep a record of all actions taken and shall keep all other books of account, records, and other data that may be necessary for proper administration of the Plan, and shall be responsible for supplying all information and reports to the Internal Revenue Service, Department of Labor, Participants, Beneficiaries and others as required by law.

             8.6   ANNUAL REPORT

                   The Administrator may, as soon as possible after each Anniversary Date, but in any event no later than 210 days thereafter, furnish each Participant with a written statement showing:

                   (a) The balance of his Aggregate Account as of the preceding Anniversary Date.

                   (b) The amount of Employer contributions and Forfeitures allocated to his Participant's Aggregate Account for the Plan Year.

                   (c) The adjustment to his Participant's Aggregate Account to reflect his share of the income and expenses, gains or losses of the Trust Fund for the Plan Year.

             8.7   APPOINTMENT OF ADVISERS

                   The Administrator, or the Trustee with the consent of the Administrator, may appoint counsel, specialists, advisers, and other persons as the Administrator or the Trustee deems necessary or desirable in connection with the administration of this Plan.

             8.8   INFORMATION FROM EMPLOYER

                   To enable the Administrator to perform his functions, the Employer shall supply full and timely information to the Administrator on all matters relating to the Compensation of all Participants, their Hours of Service, their Years of Service, their retirement, death, disability, or termination of employment, and such other pertinent facts as the Administrator may require; and the Administrator shall advise the Trustee of such of the foregoing facts as may be pertinent to the Trustee's duties under the Plan. The Administrator may rely upon such information as is supplied by the Employer and shall have no duty or responsibility to verify such information.

             8.9   PAYMENT OF EXPENSES

                   All expenses of administration shall be paid out of the Trust Fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the Administrator, including, but not limited to, fees of accountants, counsel, and other specialists and their agents, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust Fund. However, the Employer may reimburse the Trust Fund for any administration expense incurred. However, the Employer may, in its discretion, and on a uniform nondiscriminatory basis, reimburse the Trust Fund only for the portion of such Expenses allocable to Participants, and direct the Trustee that the portion of expenses allocable to Former Participant's be paid by the Trust Fund and debited to such Former Participant's Aggregate Account. Any administration expense paid to the Trust Fund as a reimbursement shall not be considered an Employer contribution.

             8.10  MAJORITY ACTIONS

                   Except where there has been an allocation and delegation of administrative authority pursuant to Section 7.3, if there shall be more than one Administrator, or if the Administrator is a committee, the Administrators or committee members, as the case may be, shall act by a majority of their number, but may authorize one or more of them to sign all papers on their behalf.

             8.11  CLAIMS PROCEDURE

                   Claims for benefits under the Plan may be filed with the Administrator on forms supplied by the Employer. Written notice of the disposition of a claim shall be furnished to the claimant within 90 days after the application is filed. In the event the claim is denied, the reasons for the denial shall be specifically set forth in the notice in language calculated to be understood by the claimant, pertinent provisions of the Plan shall be cited, and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. In addition, the claimant shall be furnished with an explanation of the Plan's claims review procedure.

             8.12  CLAIMS REVIEW PROCEDURE

                   Any Employee, former Employee, or Beneficiary of either, who has been denied a benefit or has been determined to be ineligible to participate in the Plan or remain a Participant in the Plan, by a decision of the Administrator pursuant to Section 8.11, shall be entitled to request the Administrator to give further consideration to his claim by filing with the Administrator (on a form which may be obtained from the Administrator) a request for a hearing. Such request, together with a written statement of the reasons why the claimant believes his claim should be allowed, shall be filed with the Administrator no later than 60 days after receipt of the written notification provided for in Section 8.11. The Administrator shall then conduct a hearing within the next 60 days, at which the claimant may be represented by an attorney or any other representative of his choosing and at which the claimant shall have an opportunity to present written and oral evidence and arguments in support of his claim. At the hearing (or prior thereto, upon 5 business days written notice to the Administrator) the claimant or his representative shall have an opportunity to review all documents in the possession of the Administrator which are pertinent to the claim at issue and its disallowance. Either the claimant or the Administrator may cause a court reporter to attend the hearing and record the proceedings. In such event, a complete written transcript of the proceedings shall be furnished to both parties by the court reporter. The full expense of such court reporter and such transcripts shall be borne by the party causing the court reporter to attend the hearing. A final decision as to the allowance of the claim shall be made by the Administrator within 60 days of receipt of the appeal (unless there has been an extension of 60 days due to special circumstances, provided the delay and the special circumstances occasioning it are communicated in writing to the claimant within the 60-day period). The final decision shall be written in a manner calculated to be understood by the claimant and shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based.


                                  ARTICLE IX.
                       AMENDMENT, TERMINATION, AND MERGERS

              9.1  AMENDMENT

                   The Employer shall have the right at any time to amend this Agreement. However, no such amendment shall authorize or permit any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to purposes other than for the exclusive benefit of the Participants or their Beneficiaries or estates; no such amendment shall cause any reduction in the amount credited to the account of any Participant or cause or permit any portion of the Trust Fund to revert to or become the property of the Employer; and no such amendment which affects the rights, duties or responsibilities of the Trustee and Administrator may be without the Trustee's and Administrator's written consent. Any such amendment shall become effective as provided therein upon its execution.

                   For the purposes of this Section, a Plan amendment which has the effect of eliminating or reducing an early retirement benefit or eliminating an optional form of benefit (as provided in Regulations) shall be treated as reducing the amount credited to the account of a Participant.

              9.2  TERMINATION

                   The Employer shall have the right at any time to terminate the Plan (and the other Employers and Affiliated Employers shall have the right to terminate their participation in the Plan) by delivering to the Trustee and Administrator written notice of such termination. The Plan shall also terminate upon complete discontinuance of contributions (both elective or non-elective) by the Employer. Upon any termination (full or partial), all amounts credited to any affected Participants' Aggregate Account shall become 100% Vested and shall not thereafter be subject to Forfeiture and all unallocated amounts shall be allocated to the Aggregate Accounts of all Participants in accordance with the provisions hereof. Upon such termination of the Plan or complete discontinuance of contributions, the Employer, by written notice to the Trustee and Administrator, may direct either:

                   (a) Complete distribution of the assets in the Trust Fund to the Participants in cash or in kind, in the form provided in Section 6.6 as soon as the Administrator deems it to be in the best interests of the Participants, but in no event later than two years after such termination; or

                   (b) Continuation of the Trust created by this Agreement and the distribution of benefits pursuant to Article VI at such time and in such manner as though the Plan had not been terminated.

              9.3  MERGER OR CONSOLIDATION

                   This Plan and Trust may be merged or consolidated with, or its assets and/or liabilities may be transferred to any other plan and trust only if the benefits which would be received by a Participant of this Plan, in the event of a termination of the Plan immediately after such transfer, merger or consolidation are at least equal to the benefits the Participant would have received if the Plan had terminated immediately before the transfer, merger or consolidation.


                                   ARTICLE X.
                                  MISCELLANEOUS

              10.1 PARTICIPANT'S RIGHTS

                   This Plan shall not be deemed to constitute a contract between the Employer and any Participant or to be a consideration or an inducement for the employment of any Participant or Employee. Nothing contained in this Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge any Participant or Employee at any time regardless of the effect which such discharge shall have upon him as a Participant of this Plan.

              10.2 ALIENATION

                   (a) Subject to the exceptions provided below, no benefit which shall be payable out of the Trust Fund to any person (including a Participant or his Beneficiary) shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void, and no such benefit shall in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any such person, nor shall it be subject to attachment or legal process for or against such person, and the same shall not be recognized by the Trustee, except to such extent as may be required by law.

                   (b) This provision shall not apply to the extent a Participant, Former Participant or Beneficiary is indebted to the Plan, for any reason, under any provision of this Agreement. At the time a distribution is to be made to or for a Participant's, Former Participant's or Beneficiary's benefit, such proportion of the amount distributed as shall equal such indebtedness shall be paid or offset by the Trustee to the Trustee or the Administrator, at the direction of the Administrator, to apply against, offset or discharge such indebtedness. However, prior to making a payment, the Participant, Former Participant or Beneficiary must be given written notice by the Administrator that such indebtedness is to be paid in whole or part from his Participant's Aggregate Account. If the Participant, Former Participant or Beneficiary does not agree that the indebtedness is a valid claim against his Vested Participant's Aggregate Account, he shall be entitled to a review of the validity of the claim in accordance with procedures provided in Sections 8.11 and 8.12.

                   (c) This provision shall not apply to a "qualified domestic relations order" defined in Code Section 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order", a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under this Plan.

              10.3 CONSTRUCTION OF AGREEMENT

                   This Plan and Trust shall be construed and enforced according to the Act, the Code and the laws of the State of Florida, to the extent not preempted by the Act or the Code. Any such claim shall be brought exclusively in the Federal District Court for the Middle District of Florida, Orlando Division.

              10.4 GENDER AND NUMBER

                   Wherever any words are used herein in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

              10.5 LEGAL ACTION

                   In the event any claim, suit, or proceeding is brought regarding the Plan established hereunder to which the Trustee or the Administrator may be a party, and such claim, suit, or proceeding is resolved in favor of that Trustee or Administrator, they shall be entitled to be reimbursed from the Trust Fund for any and all costs, attorney's fees, and other expenses pertaining thereto incurred by them for which they shall have become liable.

              10.6  PROHIBITION  AGAINST  DIVERSION OF FUNDS OR  FORFEITURE  FOR
CAUSE

                   (a) Except as provided below and otherwise specifically permitted by law, it shall be impossible by operation of the Plan, by termination thereof, by power of revocation or amendment, by the happening of any contingency, by collateral arrangement or by any other means, for any part of the corpus or income of any Trust Fund maintained pursuant to the Plan, or any funds contributed thereto, to be used for, or diverted to, purposes other than the exclusive benefit of Participants, Former Participants, or their Beneficiaries.

                   (b) No portion of a participant's Vested Participant's Aggregate Account shall be forfeited for cause. However, see Section 3.1 for permitted reversions of all or a portion of the Trust Fund to the Employer.

              10.7 BONDING

                   Every Fiduciary, except a bank or an insurance company, unless exempted by the Act and regulations thereunder, shall be bonded in an amount not less than 10% of the amount of the funds such Fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond $500,000. The amount of funds handled shall be determined at the beginning of each Plan Year by the amount of funds handled by such person, group or class to be covered and their predecessors, if any, during the preceding Plan Year, or if there is no preceding Plan Year, then by the amount of the funds to be handled during the then current Plan Year. The bond shall provide protection to the Plan against any loss by reason of acts of fraud or dishonesty by the Fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in Section 412(a)(2) of the Act), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in this Agreement to the contrary, the cost of such bonds shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund or by the Employer.

             10.8  EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE

                   Neither the Employer nor the Trustee, nor their successors, shall be responsible for the validity of any contract of insurance issued hereunder or for the failure on the part of the insurer to make payments provided by any such contract of insurance, or for the action of any person which may delay payment or render a contract of insurance null and void or unenforceable in whole or in part.

             10.9  RECEIPT AND RELEASE FOR PAYMENTS

                   Any payment to any Participant, Former Participant, his legal representative, Beneficiary, or to any guardian, parent or committee appointed for such Participant, Former Participant or Beneficiary in accordance with the provisions of this Agreement, shall, to the extent thereof, be in full satisfaction of all claims hereunder against the Trustee, Administrator and the Employer, any of whom may require such Participant, Former Participant, Beneficiary, legal representative, guardian, parent or committee, as a condition precedent to such payment, to execute a receipt and release thereof in such form as shall be determined by the Trustee, Administrator or Employer.

             10.10 ACTION BY THE EMPLOYER

                   Whenever the Employer, under the terms of this Agreement, is permitted or required to do or perform any act or matter or thing, it shall be done and performed by a person duly authorized by its legally constituted authority.

             10.11 NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY

                   The "named  Fiduciaries"  of this Plan are (a) the  Employer,
(b) the Administrator, (c) the Trustee, and (d) any Investment Manager appointed hereunder. The named Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under this Agreement. In general, the Employer shall have the sole responsibility for making the contributions provided for under Section 3.1; the sole authority to appoint and remove the Trustee, the Administrator, and any Investment Manager which may be provided for under this Agreement; to formulate the Plan's "funding policy and method"; and to amend or terminate, in whole or in part, this Agreement. The Administrator shall have the sole responsibility for the administration of this Agreement, which responsibility is specifically described in this Agreement. The Trustee shall have the sole responsibility of management of the assets held under the Trust, except those assets, the management of which has been assigned to an Investment Manager, who shall be solely responsible for the management of the assets assigned to it, all as specifically provided in this Agreement. Each named Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of this Agreement, authorizing or providing for such direction, information or action. Furthermore, each named Fiduciary may rely upon any such direction, information or action of another named Fiduciary as being proper under this Agreement, and is not required under this Agreement to inquire into the propriety of any such direction, information or action. It is intended under this Agreement that each named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under this Agreement. No named Fiduciary shall guarantee the Trust Fund in any manner against investment loss or depreciation in asset value. Any person or group may serve in more than one Fiduciary capacity.

             10.12 HEADINGS

                   The headings and subheadings of this Agreement have been inserted for convenience of reference and are to be ignored in any construction of the provisions hereof.

             10.13 UNIFORMITY

                   All provisions of this Plan shall be interpreted and applied in a uniform, non-discriminatory manner.

         IN WITNESS WHEREOF, this Agreement has been executed the day and year first above written.

                               EMPLOYER:

                               SAWTEK INC.

                               By:/s/Steven P. Miller
                                  Steven P. Miller, Chairman




                               Acceptance by Trustee


         The undersigned Trustee hereby accepts the foregoing. Employee Stock ownership and 401(k) Plan, and agrees to serve as a Trustee of the Plan. This acceptance is dated effective as of July 16, 1997.

                               MARINE MIDLAND BANK


                               By:/s/Stephen J. Hartman, Jr.
                                  Stephen J. Hartman, Jr.
                            Title:Senior Vice President

                                                                   EXHIBIT 10.48









                                   SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(k) TRUST












                                  PREPARED BY:

                         MAGUIRE, VOORHIS & WELLS, P.A.
                             Two South Orange Avenue
                             Orlando, Florida 32801

                                   SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(k) TRUST

         This Trust Agreement (the "Agreement") is made and entered into between Sawtek Inc., a Florida corporation (the "Employer") and Marine Midland Bank, a New York banking corporation (the "Trustee"), to be effective as of July 16, 1997.

                             BACKGROUND INFORMATION

         A. The Employer previously has adopted the Sawtek Inc. Code ss.401(k) Profit Sharing Plan and Trust (the "401(k) Plan") and the Employee Stock Ownership Plan and Trust Agreement for Employees of Sawtek Inc. (the "ESOP").

         B. The Trustee previously has been appointed as the Trustee of the ESOP.

         C. Effective July 16, 1997, the 401(k) Plan and ESOP were merged into the Sawtek Inc. Employee Stock Ownership and 401(k) Plan (the "Plan"), and the Trustee was appointed by the Employer to serve as trustee of the Plan.

         D. The Plan contemplates this separate trust document between the Employer and the Trustee. It is intended that this Agreement implement and form a part of the Plan. The provisions of, and benefits under, the Plan are subject to the terms and provisions of this Trust.

                                    ARTICLE I
                                      NAME

                   This Trust Agreement shall be known as the
            "Sawtek Inc. Employee Stock Ownership and 401(k) Trust."

                                   ARTICLE II
                PLAN ADMINISTRATION AND FIDUCIARY RESPONSIBILITY

           2.1  PLAN ADMINISTRATION

                The Plan shall be administered by the Plan administrator (the "Administrator"), which shall be appointed by the Employer pursuant to Article VIII of the Plan. The name of the Administrator (or the names of the members of a committee acting as the Administrator) shall be certified to the Trustee by the Secretary of the Employer. If there shall be more than one Administrator or if a committee shall be appointed to serve as the Administrator, the Administrator may authorize one or more individuals to sign all communications between the Administrator and Trustee and shall at all times keep the Trustee advised of the names of the individuals authorized to sign on behalf of the Administrator, and provide specimen signatures thereof. With the Trustee's prior written consent, the Administrator may authorize the Trustee to act, without specific directions or instructions from the Administrator, on any matter or class of matters with respect to which directions or instructions from the Administrator are called for hereunder. The Trustee shall be fully protected in relying on any communication sent by any authorized person and shall not be required to verify the accuracy or validity of any signature unless the Trustee has reasonable grounds to doubt the authenticity of any signature.

           2.2  FIDUCIARY RESPONSIBILITY

                The Administrator, Trustee, any investment manager appointed pursuant to Section 5.2 of this Agreement and Article VIII of the Plan, the Investment Advisory Committee appointed pursuant to Section 5.1 of this Agreement and Article VIII of the Plan, and any other fiduciaries with respect to the Plan and this Trust, shall discharge their duties hereunder solely in the interest of participants and beneficiaries of the Plan (the "Participants" and "Beneficiaries"), for the exclusive purpose of providing their benefits and defraying reasonable expenses of Plan and Trust administration, with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.


                                   ARTICLE III
                   MANAGEMENT AND CONTROL OF TRUST FUND ASSETS

           3.1  THE TRUST FUND

                The "trust fund" as of any date shall mean all property of every kind then held by the Trustee pursuant to this Agreement (the "Trust Fund").

           3.2  TRUSTEE'S GENERAL POWERS

                With respect to the Trust Fund, the Trustee shall have the following powers, rights and duties in addition to those provided elsewhere in this Agreement or by law:

                (a) To receive and to hold all contributions paid to it under the Plan; provided, however, that the Trustee shall have no duty to require any contributions to be made to it or to determine that the contributions received by the Trustee comply with the provisions of the Plan or with any action of the Employer.

                (b) To retain in cash such amounts as are considered advisable and as are permitted by applicable law, as directed by the Administrator; and, subject to Section 4.1 below, to deposit cash in any depositary (including the banking department of the bank acting as Trustee or an affiliate of such bank) without liability for interest and, without limiting the generality of the foregoing, to invest cash in savings accounts or time certificates of deposit bearing a reasonable rate of interest in the banking department of the bank acting as Trustee (or an affiliate of the bank acting as Trustee) or to invest any undirected cash or any cash directed to be invested in money market funds in money market mutual funds established, maintained, or managed by the Trustee (or an affiliate of the Trustee), including a money market mutual fund for which the Trustee or an affiliate of the Trustee serves as investment adviser.

                (c) As directed by the Administrator, to make distributions from the Trust Fund to such persons or trusts, in such manner, at such times and in such forms (including Company Stock (as defined in Section 1.14 of the Plan), cash or otherwise) as directed, without inquiring as to whether a payee is entitled to the payment, or as to whether a payment is proper, and without liability for a payment made in good faith without actual notice or knowledge of the changed condition or status of the payee.

                (d) To give proxies to vote stocks and other voting securities, to join in or oppose (alone or jointly with others) voting trusts, mergers, consolidations, foreclosures, reorganizations, liquidations, or other changes in the financial structure of any corporation, and to exercise or sell stock subscription or conversion rights; provided, however, that the Trustee shall vote shares of Company Stock and shall tender shares of Company Stock in response to a tender offer for, or a request or invitation for tenders of, such shares in accordance with Section 4.3 of this Agreement and Section 3.14 of the Plan.

                (e) As directed by the Employer or the Administrator, to contract or otherwise enter into transactions between itself, as Trustee, and the Employer or any Employer stockholder or other individual, for the purpose of acquiring or selling Company Stock and, subject to the provisions of Section 2.2 of this Agreement, to retain such Company Stock; provided, however, that the Trustee shall have complete and independent discretion with respect to the Trustee's initial decision whether to purchase Company Stock with the proceeds of one or more exempt loans (as defined in Section 5.5 of the Plan) or with other amounts specified by the Employer for investment in Company Stock as part of the Trust's initial purchase of Company Stock.

                (f) To compromise, contest, arbitrate, settle or abandon claims and demands by or against the Trust Fund.

                (g) To begin, maintain or defend any litigation necessary in connection with the administration of the Plan or this Trust, except that, unless otherwise required by law, the Trustee shall not be obliged or required to do so unless indemnified to the Trustee's satisfaction.

                (h) To retain any funds or property subject to any dispute without liability for the payment of interest, or to decline to make payment or delivery thereof until final adjudication is made by a court of competent jurisdiction.

                (i) To report to the Employer and the Administrator on each accounting date under the Plan, or as soon thereafter as practicable, or at such other times as the Employer or the Administrator may request and as agreed to by the Trustee, the then net worth of the Trust Fund (that is, the fair market value of all assets comprising the Trust Fund, less liabilities, if any, other than liabilities to persons entitled to benefits under the Plan) determined on the basis of such evidence, data or information as the Trustee considers pertinent and reliable; and the Trustee shall furnish and report to the Employer and Administrator only such information with respect to such assets as may be agreed upon by the Administrator and the Trustee.

                (j) To maintain records and accounts reflecting all receipts and disbursements under this Agreement and such other records and accounts as may be agreed upon by the Administrator and the Trustee, all of which shall be open to the inspection of the Employer or the Administrator at all reasonable times, and may be audited from time to time by anyone named by the Administrator. All accounts of the Trustee shall be kept on an accrual basis. If, during the term of this Agreement, the Department of Labor issues regulations under the Employee Retirement Income Security Act of 1974 ("ERISA") regarding the valuation of securities or other assets for purposes of the reports required by ERISA, the Trustee shall use such valuation methods for purposes of the accounts described by this subsection. If the Trustee determines that there is not a generally recognized market (as contemplated by Section 3(18)(A) of ERISA) for shares of Company Stock, the Trustee then shall determine, in accordance with Section 3(18)(B) of ERISA, the fair market value of Company Stock based on the report of an "independent appraiser" (as described in Section 401(a)(28)(C) of the Internal Revenue Code of 1986, as amended, the "Code") retained by the Trustee.

                The Administrator may approve any accounting so made by the Trustee by written notice of approval delivered to the Trustee. Failure by the Administrator to express objection to such accounting in writing delivered to the Trustee within sixty (60) days from the date upon which the accounting was delivered to the Employer and Administrator shall constitute approval of such accounting. Upon the receipt of a written approval of the accounting, or upon the passage of the period of time within which objection may be filed, without written objections having been delivered to the Trustee, such accounting shall be deemed to be approved, and the Trustee shall be released and discharged as to all items, matters and things set forth in such accounting, as fully as if such accounting had been settled and allowed by decree of a court of competent jurisdiction in an action or proceeding in which the Trustee, Employer and Administrator, and all persons having or claiming to have any interest in the Trust Fund or under the Plan, were parties.

                (k) As directed by the Administrator, to pay any estate, inheritance, income or other tax, charge or assessment attributable to any benefit which it shall or may be required to be paid out of such benefit; and to require before making any payment such release or other document from any taxing authority and such indemnity from the intended payee as the Trustee shall deem necessary for its protection.

                (l) To employ agents, attorneys, accountants, financial advisers, independent appraisers, or other persons (who also may be employed by the Employer) and to delegate to them such powers as the Trustee considers desirable (except that the Trustee may not delegate its responsibilities under this Agreement as to the management or control of the assets of the Trust Fund), provided that such delegation, and the acceptance thereof, by such agents, attorneys, accountants, financial advisers, independent appraisers, or other persons, shall be in writing; and, to the extent permitted by law, the Trustee shall be protected in acting or refraining from acting on the advice of persons so employed without court action.

                (m) To assume, until advised to the contrary, that the Plan is qualified under Section 401(a) of the Code and that the Trust as evidenced hereby is entitled to tax exemption under Section 501(a) of the Code.

                (n) To manage, sell, contract to sell, grant options to purchase, convey, exchange, transfer, abandon, improve, repair, insure, lease for any term (although commencing in the future or extending beyond the term of this Trust) and otherwise deal with all property, real or personal, in such way, for such considerations, and on such terms and conditions as the Trustee decides; and at the direction of the Administrator, to acquire and become the policyholder under group annuity contracts issued by a legal reserve life insurance company.

                (o) Except for assets subject to the authority of the Investment Advisory Committee (see Section 8.1(c) of the Plan), the rights of Participants and Former Participants to direct the investment of a portion of their accounts pursuant to Sections 3.12 and 3.13 of the Plan, and the authority of an investment manager appointed pursuant to Section 8.1(c) of the Plan and Section
5.2 below, the Trustee shall have the authority to diversify the assets of the Trust Fund so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; provided, however, that all investments in Company Stock shall be undertaken pursuant to the provisions of
Section 4.1 of this Agreement.

                (p) To register ownership of any securities or other property held by the Trustee in its own name or in the name of a nominee, with or without the addition of words indicating that such securities are held in a fiduciary capacity, and to hold any securities in bearer form; provided, that the books and records of the Trustee shall at all times reflect that all such investments are part of the Trust Fund.

                (q) With the approval of the Administrator, to borrow such sum or sums from time to time as the Trustee considers necessary or desirable and in the best interest of the Trust Fund, and for that purpose to mortgage or pledge any part of the Trust Fund (subject to the applicable provisions of Section 4975 of the Code and the Treasury Regulations issued thereunder).

                (r) To deposit securities with a clearing corporation as defined in Article 8 of the Florida Uniform Commercial Code. The certificates representing securities, including those in bearer form, may be held in bulk form with, and may be merged into, certificates of the same class of the same issuer which constitute assets of other accounts or owners, without certification as to the ownership attached. Utilization of a book-entry system may be made for the transfer or pledge of securities held by the Trustee or by a clearing corporation. The Trustee shall at all times, however, maintain a separate and distinct record of the securities owned by the Trust.

                (s) To participate in and use the Federal Book-Entry Account System, a service provided by the Federal Reserve Bank for its member banks for deposit of United States Treasury securities.

                (t) To appoint a bank, trust company, or broker or dealer registered under the Securities Exchange Act of 1934 to act as custodian with respect to any portion of the Trust Fund; and a custodian so appointed shall have custody of such assets as are deposited with it and as custodian such rights, powers and duties with respect thereto as shall be agreed upon from time to time by the Administrator and such custodian.

                (u) To furnish the Administrator with such information in the Trustee's possession as the Administrator may need for tax or other purposes.

                (v) At the direction of the Administrator, to receive, hold and invest any funds or other property which the Administrator determines are to be transferred to the Trustee from:

                    (i) any other trust forming a part of a plan intended to meet the requirements of Section 401(a) of the Code;

                    (ii) an employee of the Employer if such funds or property qualify as a rollover amount described in Sections 401(a)(31) or 402(c) of the Code; or

                    (iii) an individual retirement account or individual retirement annuity maintained by an employee of the Employer, if such funds or property qualify as a rollover contribution described in Section 408(d)(3) of the Code;

and to allocate, credit and distribute any such funds and other property so transferred in accordance with the terms of the Plan.

                (w) To transfer all or any portion of the Trust Fund to another trust or trusts forming a part of a plan or plans that are intended to meet the requirements of Section 401(a) of the Code, as directed by the Administrator.

                (x) To perform any and all other acts which in the Trustee's judgment are appropriate for the proper management, investment and distribution of the Trust Fund.

           3.3  RESPONSIBILITY OF TRUSTEE

                The Trustee shall not be responsible in any way for the adequacy of the Trust Fund to meet and discharge any or all liabilities under the Plan or for the proper application of distributions made or other actions taken upon the written direction of the Administrator. The powers, duties and responsibilities of the Trustee shall be limited to those set forth in this Agreement, and nothing contained in the Plan, either expressly or by implication, shall be deemed to impose any additional powers, duties or responsibilities on the Trustee.

           3.4  COMPENSATION AND EXPENSES

                Except as otherwise provided below in this Agreement, all reasonable costs, charges and expenses incurred in the administration of this Trust and the Plan, including compensation to the Trustee (as agreed upon between the Employer or Administrator and the Trustee), compensation to an investment manager (as agreed upon between the Employer or Administrator and the investment manager), and any compensation to agents, attorneys, accountants and other persons employed by the Trustee, the Administrator, Investment Advisory Committee or the Employer, will be paid from the Trust Fund to the extent not paid by the Employer, in its discretion. Expenses incurred in connection with the sale, investment and reinvestment of the Trust Fund (such as brokerage, postage, express and insurance charges and transfer taxes) shall be paid from the Trust Fund. The Trustee shall be fully protected in making payments of administrative expenses pursuant to the written directions of the Administrator.

           3.5  CONTINUATION OF POWERS UPON TRUST TERMINATION

                Notwithstanding anything to the contrary in this Agreement, upon termination of the Trust, the powers, rights and duties of the Trustee hereunder shall continue until all Trust Fund assets have been liquidated.


                                   ARTICLE IV
                              PROVISIONS RELATED TO
                          INVESTMENTS IN COMPANY STOCK

           4.1  INVESTMENTS IN COMPANY STOCK

                If the Employer's contribution made pursuant to the provisions of Section 3.1(a) of the Plan for any "Plan Year" (as defined Section 1.62 of the Plan) is in cash, such cash shall be used by the Trustee first to make any scheduled or accelerated amortization payment on an acquisition loan and then, if any amounts remain thereafter, shall be allocated as the Trustee is directed in writing by the Administrator in accordance with the Plan. If allowed by the Administrator under the terms of the Plan, Participants may elect to invest salary deferral contributions (made pursuant to Section 3.2 of the Plan) in Company Stock, and, subject to Subsection 3.2(e) of this Agreement and Section
3.13 of the Plan, the Administrator will direct the Trustee with respect to such investments. Subject to the provisions of Section 3.2 of this Agreement, any cash dividends received by the Trustee on Company Stock held in the Trust Fund shall be applied as provided by Section 3.4(d) of the Plan. Subject to the provisions of Section 3.2(e) of this Agreement, the Trustee is further authorized to purchase Company Stock on the open market or from the Employer or from any stockholder, and such stock may be outstanding, newly issued or treasury stock. All such purchases must be at a price not in excess of fair market value, as determined by an independent appraiser when the Company Stock is not publicly traded. Pending investment of cash in Company Stock, such cash may be invested in savings accounts, certificates of deposit, high-grade short-term securities, common or collective funds or mutual funds (including a common, collective, or mutual fund for which the Trustee or one of the affiliates of the Trustee serves as investment adviser) maintained as a short-term investment fund or in other types of short-term investments approved by the Investment Advisory Committee for these purposes.

          4.2 STOCK DIVIDENDS, SPLITS AND OTHER CAPITAL REORGANIZATIONS; SALE PROCEEDS

                Any Company Stock received by the Trustee as a stock split or dividend or as a result of a reorganization or other recapitalization of the Employer shall be allocated as of each accounting date under the Plan in proportion to the Company Stock to which it is attributable. While one or more acquisition loans are outstanding, any proceeds received by the Trust Fund as the result of the sale, assignment, transfer or other disposition of Company Stock (to a party other than the Employer or an affiliate of the Employer) will first be applied to repay such acquisition loans.

           4.3  VOTING OF SHARES AND TENDER OFFERS

                Company Stock held in the Trust Fund shall be voted and tendered by the Trustee in the manner set forth in Section 3.14 of the Plan and consistent with its duties described in Section 2.2 of this Agreement.

                                    ARTICLE V
                              PROVISIONS RELATED TO
                      INVESTMENTS OTHER THAN COMPANY STOCK

           5.1  INVESTMENT ADVISORY COMMITTEE AUTHORITY

                With respect to Trust Fund assets not invested in Company Stock (other than cash to be held on a short term basis), the Investment Advisory Committee shall have the following powers, rights and duties in addition to those provided elsewhere in this Agreement or the Plan:

                (a) The Investment Advisory Committee, in its sole discretion, may from time to time establish one or more investment funds ("Investment Funds") under this Agreement for investment of all or a portion of a Participant's or Former Participant's account in accordance with Sections 3.12 or 3.13 of the Plan. Such Investment Funds shall be comprised of:

                    (i) shares of an investment company registered under the Investment Company Act of 1940 (a "mutual fund"), or

                    (ii) a common, collective or commingled trust fund or pooled investment fund qualified under Section 401(a) and entitled to tax exemption under Section 501(a) of the Code.

                The Employer,  in accordance with Section 8.1(c) of the Plan and
Section 5.2 of this Agreement, also may appoint one or more investment managers to manage all or a portion of any such investment fund. Pursuant to Section 5.4 of this Agreement, the Administrator also may permit Participants to direct investments in U.S. Government securities.

                (b) The Administrator, pursuant to Sections 3.12 and 3.13 of the Plan, may direct the Trustee to transfer amounts held in the Trust Fund to be applied to the purchase or sale of shares or units in an Investment Fund in accordance with the directions of Plan Participants and Former Participants.

                (c) In the absence of investment directions from any Participant or Former Participant in the Plan in accordance with Sections 3.12 and 3.13 of the Plan, the Administrator shall designate an Investment Fund in which the amounts in such a Participant's or Former Participant's accounts will be invested and shall direct the Trustee to invest such amounts in the designated investment fund.

                (d) The Administrator may authorize the Trustee to temporarily invest assets of the Trust Fund in short-term investments described in the last sentence of Section 4.1 of this Agreement pending investment of such assets in accordance with the directions of Plan Participants or Former Participants, or other disposition of such assets under the terms of this Agreement.

                (e) The Trustee shall have no custodial or investment responsibility with respect to any Trust assets invested in an Investment Fund described in clause (a)(i) or (a)(ii) above, except the Trustee shall vote shares of a mutual fund constituting an investment fund as provided in Section 3.2(d) of this Agreement.

                (f) The Trustee shall be indemnified in accordance  with Section
6.11 of this Agreement in connection with its good faith compliance with any directions from the Participants or Former Participants, or the Plan Administrator or Investment Advisory Committee, in accordance with this Section.

           5.2  INVESTMENT MANAGERS

                In accordance with Section 8.1(c) of the Plan, the Employer may appoint one or more "investment managers" to direct the investments to be made by the Trustee with respect to any part or all of the assets of an Investment Fund designated by the Investment Advisory Committee pursuant to Section 5.1 above. Except as otherwise provided by law, the Trustee shall have no obligation for investment of any assets of the Trust Fund that are subject to investment directions from an investment manager. Appointment of an investment manager shall be made by written agreement between the Employer and the investment manager, which agreement shall specify those powers, rights and duties of the Trustee under this Agreement that are allocated to the investment manager and that portion of the assets of the Trust Fund subject to investment direction. The Employer or Administrator shall notify the Trustee in writing of the appointment of an investment manager, which notice shall specify those powers, rights and duties of the Trustee under this Agreement that are allocated to the investment manager and that portion of the assets of the Trust Fund subject to investment direction by the investment manager. An investment manager so appointed pursuant to this Section 5.2 shall be either a registered investment adviser under the Investment Advisers Act of 1940, a bank, as defined in said Act, or an insurance company qualified to manage, acquire and dispose of the assets of a Plan under the laws of more than one state of the United States. Any such investment manager shall acknowledge to the Employer in writing that it accepts such appointment and that it is a fiduciary with respect to the Plan and Trust. An investment manager may resign at any time upon written notice to the Employer or Administrator, and the Employer or Administrator shall promptly notify the Trustee of the investment manager's resignation. The Employer may remove an investment manager at any time by written notice to the investment manager and the Trustee.

           5.3  COLLECTIVE INVESTMENT FUNDS

                In addition to a mutual fund, the Investment Advisory Committee may designate as an Investment Fund any common, collective or commingled trust fund or pooled investment fund qualified under Section 401(a) of the Code and entitled to tax exemption under Section 501(a) of the Code. An investment manager (including a bank or trust company) may cause any part or all of the assets of the Trust Fund for which it has investment responsibility to be invested in any common, collective or commingled trust fund or pooled investment fund as described above. The Trustee may invest cash for which it has responsibility to be invested in any common, collective or commingled trust fund or pooled investment fund as described above. To the extent assets of the Trust Fund are invested in any such common, collective or commingled trust fund or pooled investment fund, the provisions of the documents under which such fund is maintained, as amended from time to time, shall govern any investment therein, and such provisions are hereby incorporated herein and made a part of this Agreement. If the Investment Advisory Committee or an investment manager decides to invest Trust Fund assets in a common, collective or commingled trust fund or pooled investment fund (as described in this Section) then, upon direction of the Investment Advisory Committee or the investment manager, the Trustee shall enter into those agreements necessary for the purpose of investing in such fund, including custody agreements. With respect to any assets the Investment Advisory Committee or an investment manager invests in a common, collective or commingled trust fund or pooled investment fund (as described in this Section) maintained by an investment manager, the Administrator may appoint the investment manager as custodian of such assets.

           5.4  U.S. GOVERNMENT SECURITIES

                If permitted by the Investment Advisory Committee and the Administrator, Participants and Former Participants may direct the investment of their accounts under the Plan in securities of the U.S. government, its agencies, or instrumentalities, subject to such uniform and nondiscriminatory rules and procedures as the Administrator may establish. In accordance with Participants' and Former Participants' directions, the Administrator shall direct the Trustee with respect to the purchase or sale of securities of the U.S. government, its agencies, or instrumentalities. The Trustee shall have no investment responsibility with respect to such Trust assets invested in securities of the U.S. government, its agencies or instrumentalities over which the Participant or Former Participant has the right of self-direction.

                                   ARTICLE VI
                               GENERAL PROVISIONS

           6.1  DISAGREEMENT AS TO ACTS

                If there is a disagreement between the Trustee and anyone as to any act or transaction reported in any accounting, the Trustee shall have the right to have its account settled by a court of competent jurisdiction.

           6.2  INTERESTS NOT TRANSFERABLE

                The interests of persons entitled to benefits under the Plan are not subject to their debts or other obligations and, except as may be required by the tax withholding provisions of the Code or any state's income tax act or pursuant to a qualified domestic relations order as defined in Section 414(p) of the Code, may not be voluntarily or involuntarily sold, transferred, alienated, assigned or encumbered.

           6.3  THIRD PARTIES

                Except as otherwise provided by law, the Trustee's exercise or non-exercise of its powers and discretions in good faith shall be conclusive on all persons. No one shall be obliged to see to the application of any money paid or property delivered to the Trustee, except to the extent that the Investment Advisory Committee or investment manager is directing investments of the Trustee. The certificate of the Trustee that it is acting according to this Agreement will fully protect all persons dealing with the Trustee.

           6.4  EVIDENCE

                Evidence required of anyone under this Agreement may be by certificate, affidavit, document or other instrument which the person acting in reliance thereon considers pertinent and reliable, and signed, made or presented by the proper party.

           6.5  WAIVER OF NOTICE

                Any notice required under this Agreement may be waived in writing by the person entitled thereto.

           6.6  COUNTERPARTS

                This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and no other counterparts need be produced.

           6.7  GOVERNING LAWS AND SEVERABILITY

                This Agreement shall be construed and administered according to the laws of the State of Florida to the extent that such laws are not preempted by the laws of the United States of America. If any provision of this agreement is held illegal or invalid, the illegality or invalidity shall not affect the remaining provisions of the Agreement, but shall be severable, and the Agreement shall be construed and enforced as if the illegal or invalid provision had never been inserted herein.

           6.8  SUCCESSORS

                This Agreement shall be binding on all persons entitled to benefits under the Plan and their respective heirs and legal representatives, on the Employer and its successors and assigns, on the Trustee and its successors, and on the Administrator and Investment Advisory Committee, and their members and their successors. The term "Employer" as used in the Plan and this Agreement includes any entity that continues the Plan and this Trust in effect, as provided in the Plan; and, if the employer concerned is the Employer, the term "Employer" also shall include such entity.

           6.9  ACTION

                Any action  required or  permitted  to be taken by the  Employer under this Agreement shall be by resolution of its Board of Directors, by a duly authorized committee of such Board of Directors, or by a person or persons authorized by resolution of such Board of Directors or such committee. The
Trustee shall not recognize or take notice of any appointment of any representative of the Employer, Administrator or Investment Advisory Committee unless and until the Employer, Administrator or Investment Advisory Committee shall have notified the Trustee in writing of such appointment and the extent of such representative's authority. The Trustee may assume that such appointment and authority continue in effect until it receives written notice to the contrary from the Employer, Administrator or Investment Advisory Committee. Any action taken or omitted to be taken by the Trustee by authority of any representative of the Employer, Administrator or Investment Advisory Committee within the scope of its authority shall be as effective for all purposes hereof as if such action or non-action had been authorized by the Employer, Administrator or Investment Advisory Committee.

           6.10 CONFORMANCE WITH PLAN

                Unless otherwise indicated in this Agreement, all terms used in this Agreement shall have the meaning as stated in the Plan. To the extent the provisions of the Plan and this Agreement conflict, the provisions of the Plan shall govern; provided, however, that the Trustee's duties and obligations shall be determined solely under this Agreement.

           6.11 INDEMNIFICATION

                (a) Except as provided in subparagraph (b) below, with respect to assets of the Trust Fund invested pursuant to Section 5.1, to the extent permitted by law, the Employer shall indemnify and save harmless the Trustee from and against liability, including all expenses reasonably incurred in its defense, pursuant to the indemnification provisions of the engagement letter between the Employer and the Trustee, which is attached hereto as Exhibit A.

                (b) The provisions of this Section 6.11 shall survive the termination of the Plan and Trust and the resignation or the removal of the Trustee.

           6.12 LITIGATION BY PARTICIPANTS

                If a legal action begun against the Trustee, the Employer, or the Investment Advisory Committee or Administrator, or any member thereof, by or on behalf of any person results adversely to that person, or if a legal action arises because of conflicting claims to a Participant's, Former Participant's or other person's benefits, the cost to the Trustee, Employer, or the Investment Advisory Committee or Administrator, or any member thereof, of defending the action will be charged to the extent permitted by law to the sums, if any, which were involved in the action or were payable to the person concerned.

           6.13 COURTS

                Except as otherwise provided by law, in case of any court proceedings involving the Employer, Investment Advisory Committee or Administrator, or any member thereof, the Trustee or the Trust Fund, only the Employer, the Trustee and any other of such parties involved in the proceedings shall be necessary parties to the proceedings, and no other person shall be entitled to notice of process. A final judgment entered in any such proceedings shall be conclusive.

           6.14 LIABILITIES MUTUALLY EXCLUSIVE

                To the extent permitted by law, the Trustee, any investment manager, the Employer, and each member of the Investment Advisory Committee or Administrator, shall be responsible only for its or his own acts or omissions, and neither the Administrator nor the Trustee shall be required to collect any contribution from the Employer or any other person or to verify that any such contribution is in the proper amount. No insurance company shall be a party to this Agreement for any purpose or be responsible for the validity of this Agreement, it being intended that an insurance company shall be liable only for the obligations set forth in the contracts issued by it.

           6.15 GENDER AND NUMBER

                Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the singular shall include the plural, and the plural shall include the singular.

           6.16 HEADINGS

                The headings of Articles and Sections of this Agreement are for convenience of reference only and shall have no substantive effect on the provisions of this Agreement.

           6.17 STATUTORY REFERENCES

                Any references in the Plan or this Agreement to a Section of the Code or ERISA shall include any comparable section or sections of any future legislation which amends, supplements or supersedes said Section.

                                   ARTICLE VII
                            NO REVERSION TO EMPLOYER


         The Employer shall have no right, title or interest in the assets of the Trust Fund, except as may be permitted by law and provided in the Plan or in a pledge agreement entered into between the Employer and the Trustee in connection with an acquisition loan. If there is a default on an acquisition loan, the Employer may exercise its rights under the pledge agreement with respect to the shares of Company Stock subject to the pledge agreement. Such Employer rights shall include, but not be limited to, the sale of pledged shares, the transfer of pledged shares to the Employer, and the registration of pledged shares in the Employer's name. Notwithstanding the foregoing, the Trustee has no responsibility as to the sufficiency of the Trust Fund to provide any distribution to the Employer under this Article VII.

                                  ARTICLE VIII
                                CHANGE OF TRUSTEE

           8.1  RESIGNATION

                The Trustee may resign at any time by giving at least sixty (60) days advance, written notice to the Employer and the Administrator.


           8.2  REMOVAL OF THE TRUSTEE

                The  Employer  may remove the  Trustee by giving at least  sixty
(60) days advance, written notice to the Trustee, subject to providing the removed Trustee with satisfactory written evidence of the appointment of a successor Trustee and of the successor Trustee's acceptance of the Trusteeship.

           8.3  DUTIES OF RESIGNING OR REMOVED TRUSTEE AND OF SUCCESSOR TRUSTEE

                If the Trustee resigns or is removed, it shall promptly transfer and deliver the assets of the Trust Fund to the successor Trustee, and may reserve such amount to provide for the payment of all fees and expenses, or taxes then or thereafter chargeable against the Trust Fund, to the extent not previously paid by the Employer. Within sixty (60) days, the resigned or removed Trustee shall furnish to the Employer and the successor Trustee an account of its administration of the Trust from the date of its last account. Each successor Trustee shall succeed to the title to the Trust Fund vested in its predecessor without the signing or filing of any further instrument, but any resigning or removed Trustee shall execute all documents and do all acts necessary to vest such title or record in any successor Trustee. Each successor shall have all the powers, rights and duties conferred by this Agreement as if originally named Trustee. No successor Trustee shall be personally liable for any act or failure to act of a predecessor Trustee. With the approval of the Employer or Administrator, a successor Trustee may accept the account rendered and the property delivered to it by its predecessor Trustee as a full and complete discharge to the predecessor Trustee without incurring any liability or responsibility for so doing.

           8.4  FILLING TRUSTEE VACANCY

                The Employer shall fill a vacancy in the office of Trustee as soon as practicable by a writing filed with the person or entity appointed to fill the vacancy.


                                   ARTICLE IX
                              ADDITIONAL EMPLOYERS

         Any Affiliated Employer (as defined in the Plan), with the consent of the Board of Directors of the Employer, may become a party to this Agreement by:

                (a) filing with the Employer and the Trustee a certified copy of resolutions of its Board of Directors, a duly authorized committee of its Board of Directors, or a person or persons authorized by resolution of its Board of Directors or such committee to that effect; and

                (b) filing with the Trustee a certified copy of resolutions of the Employer's Board of Directors, a duly authorized committee of such Board of Directors, or a person or persons authorized by resolution of such Board of Directors or such committee consenting to such action.

                                    ARTICLE X
                            AMENDMENT AND TERMINATION

           10.1 AMENDMENT

                While the Employer expects and intends to continue the Trust, the Employer reserves the right to amend or terminate the Trust by action of the Employer's Board of Directors. Notwithstanding the foregoing:

                (a) An amendment may not change the duties and liabilities of the Trustee without the Trustee's consent;

                (b) An amendment shall not reduce the value of a Participant's or Former Participant's nonforfeitable benefits accrued prior to the later of the adoption or the effective date of the amendment; and

                (c) Except as provided in Article VII, under no condition shall any amendment result in the return or repayment to the Employer of any part of the Trust Fund or the income therefrom, or result in the distribution of the Trust Fund for the benefit of anyone other than employees and former employees of the Employer and any other persons entitled to benefits under the Plan.

           10.2 TERMINATION

                If the Plan is  terminated,  this Trust,  including  all rights, titles, powers, duties, discretions and immunities imposed on or reserved to the Trustee, the Employer, Investment Advisory Committee and Administrator nevertheless shall continue in effect until all assets of the Trust Fund have been distributed by the Trustee as directed by the Administrator under the Plan.

        IN WITNESS WHEREOF, the Employer and Trustee have caused this Agreement to be signed and attested by their duly authorized officers as of the day and year first above written.

                                    EMPLOYER:

                                    SAWTEK INC.

Attest:/s/Raymond A. Link           By: /s/Steven P. Miller
       Raymond A. Link                  Steven P. Miller
       Chief Financial Officer          Chief Executive Officer


                                    TRUSTEE:

                                    MARINE MIDLAND BANK

Attest:________________________     By: /s/Stephen J. Hartman, Jr.
                                        Stephen J. Hartman, Jr.
                                        Senior Vice President