Form 10-Q
period 1997-12-31
SAWTEK INC \FL\
filed 1998-01-20
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)
  X          Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------     Exchange Act of 1934

For the quarterly period ended December 31, 1997

                                       OR

-------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  Yes     X                        No
                      --------                        --------

         As  of  January  15,  1998,   there  were  20,975,704   shares  of  the
Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of December 31, 1997
                  and September 30, 1997 ..............................  3

                  Consolidated Statements of Income for the three months
                  months ended December 31, 1997 and 1996..............  4

                  Consolidated Statements of Cash Flows for the three
                  months ended December 31, 1997 and 1996..............  5

                  Notes to Consolidated Financial Statements...........  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......  9


Part II.          Other Information

         Item 1.  Legal Proceedings ................................... 14

         Item 2.  Changes in Securities ............................... 14

         Item 3.  Defaults Upon Senior Securities ..................... 14

         Item 4.  Submission of Matters to a Vote of Security Holders . 14

         Item 5.  Other Information ................................... 14

         Item 6.  Exhibits and Reports on Form 8-K .................... 14

Signatures............................................................. 15

Exhibit Index ......................................................... 16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                              December 31,     September 30,
                                                                                  1997              1997
                                                                              (unaudited)
                                                                              ------------     -------------
                                                                     (dollars in thousands, except per share data)
Assets
Current assets:
  Cash , cash equivalents and short-term investments                            $ 63,321         $ 58,064
  Accounts receivable net of allowance for doubtful accounts and returns of $1,152 at December 31, 1997 and $684 at
   September 30, 1997                                                              9,959           11,895
  Inventories                                                                     10,642            6,877
  Deferred income taxes                                                            1,188            1,234
  Other current assets                                                               780              579
                                                                                --------         --------
       Total current assets                                                       85,890           78,649
Other assets                                                                         101              122
Property, plant and equipment, net                                                43,018           40,801
                                                                                --------         --------
            Total assets                                                        $129,009         $119,572
                                                                                ========         ========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                              $  3,974         $  2,667
  Accrued wages and benefits                                                       1,593            3,290
  Other accrued liabilities                                                        2,730            2,588
  Current maturities of long-term debt                                             1,053            1,249
  Income taxes payable                                                               782               68
                                                                                --------         --------
       Total current liabilities                                                  10,132            9,862

Long-term debt, less current maturities                                            2,521            2,638
Deferred income taxes                                                              9,957            8,612

Shareholders' equity:
  Common stock; $.0005 par value; 120,000,000 authorized shares; issued and outstanding shares 20,939,194 at December 31, 1997 and  20,761,805 at
   September 30, 1997                                                                 11               10
  Capital surplus                                                                 70,378           68,880
  Unearned ESOP compensation                                                      (1,171)          (1,171)
  Retained earnings                                                               37,181           30,741
                                                                                --------         --------
       Total shareholders' equity                                                106,399           98,460
                                                                                --------         --------
            Total liabilities and shareholders' equity                          $129,009         $119,572
                                                                                ========         ========

                           See accompanying notes to consolidated financial statements.


                                   SAWTEK INC.
                  CONSOLIDATED STATEMENTS OF INCOME - unaudited
                                                                                  Three Months Ended
                                                                                      December 31,
                                                                               -------------------------
                                                                               1997                 1996
                                                                               ----                 ----
                                                                        (in thousands, except per share data)
Net sales                                                                    $24,157               $18,502
Cost of sales                                                                 10,901                 8,678
                                                                             -------               -------
Gross profit                                                                  13,256                 9,824

Operating expenses:
  Selling expenses                                                             1,702                 1,246
  General & administrative expenses                                            1,252                 1,134
  ESOP compensation expense                                                       53                   196
  Research & development expenses                                                868                   681
                                                                             -------               -------
       Total operating expenses                                                3,875                 3,257
                                                                             -------               -------
  Operating income                                                             9,381                 6,567

Interest expense                                                                  57                    41
Other income                                                                    (898)                 (355)
                                                                             -------               -------
Income before taxes                                                           10,222                 6,881
Income taxes                                                                   3,782                 2,618
                                                                             -------               -------
Net income                                                                   $ 6,440               $ 4,263
                                                                             =======               =======
Net income per share - basic                                                 $  0.31               $  0.21
                                                                             =======               =======
Net income per share - diluted                                               $  0.30               $  0.20
                                                                             =======               =======
Shares used in computing net income per share - basic                         20,853                20,038
                                                                             =======               =======
Shares used in computing net income per share - diluted                       21,563                20,948
                                                                             =======               =======


                          See accompanying notes to consolidated financial statements.


                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                      ------------------------
                                                                                      1997                1996
                                                                                      ----                ----
                                                                                           (in thousands)
Operating activities:
Net income                                                                          $ 6,440             $ 4,263
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                       1,618                 819
  Deferred income taxes                                                               1,391               1,120
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                               1,936                 200
    Inventories                                                                      (3,765)                562
    Other current assets                                                               (201)                 (5)
  Increase (decrease) in liabilities:
    Accounts payable                                                                  1,307               1,350
    Accrued liabilities                                                              (1,555)               (978)
    Income taxes payable                                                              1,942               1,023
                                                                                    -------             -------
Net cash provided by operating activities                                             9,113               8,354
Investing activities:
Purchase of property, plant and equipment, net                                       (3,813)             (4,754)
Short-term investments                                                               (3,005)                  0
                                                                                    -------             -------
Net cash used in investing activities                                                (6,818)             (4,754)
Financing activities:
Principal payments on long-term debt                                                   (313)               (105)
Net proceeds from sale of common stock                                                  270                 198
                                                                                    -------             -------
Net cash provided by financing activities                                               (43)                 93
                                                                                    -------             -------
Increase in cash and cash equivalents                                                 2,252               3,693
Cash and cash equivalents at beginning of period                                     42,300              27,743
                                                                                    -------             -------
Cash and cash equivalents at end of period                                           44,552              31,436
Short-term investments                                                               18,769                   0
                                                                                    -------             -------
Cash, cash equivalents and short-term investments                                   $63,321             $31,436
                                                                                    =======             =======
Interest paid                                                                       $    65             $    56
Income taxes paid                                                                   $   450             $   475

                           See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
Notes to Consolidated Financial Statements - December 31, 1997 (unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of December 31, 1997, and the results of its operations, and its cash flows for the three months ended December 31, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1997, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1997 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 12, 1997. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date.

The Company's first, second and third quarters end on the Sunday closest to the last day of the last month of such quarter, which was January 4, 1998, for the first quarter of 1998. However, for convenience, the financial statements are dated as of December 31, 1997.

Operating results for the three months ended December 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1998.

2.       Earnings Per Share

Earnings per share ("EPS") is computed based on the weighted average number of common shares, common stock options (using the treasury stock method) and all ESOP shares outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               Three Months Ended
                                                                                  December 31,
                                                                            -------------------------
                                                                            1997                 1996
                                                                            ----                 ----
                                                                    (in thousands, except per share data)
Numerator:
---------
Net income available to common stockholders                               $ 6,440               $ 4,263
                                                                          =======               =======
Denominator:
-----------
Denominator for basic earnings per share:
     Weighted average shares                                               20,853                20,038
Effect of dilutive securities:
     Employee stock options                                                   710                   910
                                                                          -------               -------
Denominator for diluted earnings per share:
     Adjusted weighted average shares and
      assumed conversions                                                  21,563                20,948
                                                                          =======               =======
Basic earnings per share                                                  $  0.31               $  0.21
                                                                          =======               =======
Diluted earnings per share                                                $  0.30               $  0.20
                                                                          =======               =======

Options to purchase 6,500 shares at prices ranging from $33.25 to $35.00 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.       Inventories

Inventories are composed of the following:

                                                          December 31, 1997             September 30,1997
                                                          -----------------             -----------------
                                                                           (in thousands)
Raw material                                                    $ 5,208                      $ 2,911
Work in process                                                   3,611                        2,246
Finished goods                                                    1,823                        1,720
                                                                -------                      -------
          Total                                                 $10,642                      $ 6,877
                                                                =======                      =======

4.       Property, Plant and Equipment

Property, plant and equipment is composed of the following:

                                                           December 31, 1997             September 30, 1997
                                                           -----------------             ------------------
                                                                            (in thousands)
Land and improvements                                            $   671                      $   671
Buildings                                                         16,537                       14,076
Production and test equipment                                     33,071                       29,490
Computer equipment                                                 3,095                        2,977
Furniture and fixtures                                             1,863                        1,833
Construction in progress                                           3,130                        5,507
                                                                 -------                      -------
                                                                  58,367                       54,554
Less accumulated depreciation                                     15,349                       13,753
                                                                 -------                      -------
          Total                                                  $43,018                      $40,801
                                                                 =======                      =======

5.       Shareholders' Equity

The consolidated changes in shareholders' equity for the three months ended December 31, 1997 are as follows:

                                                           (in thousands)
                                                                                    Unearned
                                                     Common Stock       Capital       ESOP        Retained
                                                   Shares    Amount     Surplus   Compensation    Earnings
                                                   ------    ------     -------   ------------    --------
Balance at September 30, 1997                      20,762     $ 10      $68,880     $(1,171)       $30,741
 Net income                                                                                          6,440
 Compensatory stock option tax benefit                                    1,228
 Sale of common stock                                 177        1          270
                                                   ------     ----      -------     -------        -------
Balance at December 31, 1997                       20,939     $ 11      $70,378     $(1,171)       $37,181
                                                   ======     ====      =======     =======        =======


6.       Subsequent Events

On January 7, 1998, the Company announced that it has entered into a letter of intent whereby Microsensor Systems, Inc., a privately-held firm which is engaged in the research, design, and manufacturing of chemical sensor instruments using polymer-coated surface acoustic wave (SAW) devices and other technologies will merge into Sawtek. The contemplated merger is proposed as an exchange of common stock to be accounted for as a pooling-of-interests and is subject to entering into a definitive agreement and satisfaction of customary closing conditions.

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

Overview
--------
The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which account for 91% of net sales in the first quarter of 1998. The Company has also experienced significant growth in its international markets over the last five years, with international sales accounting for approximately 46% of net sales for the first quarter of 1998. Sales to Korean customers were approximately 22% of net sales for the first quarter of 1998 (up from 16% for all of fiscal year 1997), while European customers accounted for 19% of net sales.

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

Net sales increased 31% from the first three months of 1997 to the first three months of 1998. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular and PCS telephone base stations and for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $3 to $300 for many high performance wireless applications.

For the three months ended December 31, 1997, net sales to the Company's top ten customers accounted for approximately 83% of net sales with the top five customers accounting for 68%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                                                      Three Months Ended
                                                                         December 31,
                                                                 --------------------------
                                                                 1997                  1996
                                                                 ----                  ----
Net sales                                                       100.0%                100.0%
Cost of sales                                                    45.1                  46.9
                                                                -----                 -----
Gross profit                                                     54.9                  53.1
Operating expenses:
  Selling expenses                                                7.0                   6.7
  General & administrative expenses                               5.2                   6.1
  ESOP compensation expense                                       0.2                   1.1
  Research & development expenses                                 3.6                   3.7
                                                                -----                 -----
    Total operating expenses                                     16.0                  17.6
                                                                -----                 -----
Operating income                                                 38.9                  35.5
Interest expense                                                   .2                    .2
Other income                                                     (3.7)                 (1.9)
                                                                -----                 -----
Income before income taxes                                       42.4                  37.2
Income taxes                                                     15.7                  14.2
                                                                -----                 -----
Net income                                                       26.7%                 23.0%
                                                                =====                 =====

Comparison of Three Months Ended December 31, 1996 and 1997
-----------------------------------------------------------
Net Sales. Net sales increased 31% from $18.5 million in the quarter ended December 31, 1996 to $24.2 million in the quarter ended December 31, 1997. The increase for the period was a result of increased product shipments to the wireless communications market, specifically sales of high volume filters for basestation applications and for CDMA (Code Division Multiple Access) subscriber handsets. International sales represented 46% of total revenue in the current quarter, up from 44% for all of fiscal year 1997. Shipments of GSM (Global System for Mobile communication) base station filters, principally to Europe, remained constant compared to one year ago; however, the Company has experienced an increase in shipments of CDMA base station filters to the Korean market, which continues to grow despite the recent financial market turmoil in Asia. Net sales into the telecommunications market accounted for 77% of revenue for the quarter, up from 72% for all of FY97. Sales of military and space systems accounted for 9% of sales in the quarter versus 14% in the first quarter of FY97. Base station filters accounted for 47% of total revenue and filters for subscriber handsets accounted for 29% of total revenue for the quarter.

The Company's revenue from international sales, specifically from Korean customers, could be adversely impacted by the recent financial market turmoil in Asia which could result in a reduction or cancellation of orders or limit the availability of credit to these customers.

Gross Margin. Gross margin for the quarter increased from 53.1% a year ago to 54.9%. The increased gross margin for the quarter, compared to the same quarter last year, is a result of the following factors: i) continued favorable pricing on current generation products that will be replaced with new generation products that will have lower prices and margins, ii) production of filters in our new Costa Rican operation that has lower overall costs, iii) better overall yields and lastly, iv) economies of scale associated with the higher production volumes.

There is a trend toward lower average selling prices for base station filters due to competitive pricing pressures and next-generation designs for both "macro" and emerging "micro" base stations which use less expensive, lower performance SAW filters. The Company is uncertain whether an increase in the number of base station filters sold in the future will offset the decrease in the average selling price for these filters so as to maintain or increase revenues from the sale of base station filters. The Company believes that its sales of SAW filters for subscriber handsets in the CDMA market will increase significantly in fiscal year 1998. Handset filters typically produce lower gross margins than the gross margins produced by base station filters.

Selling Expenses. Selling expenses increased in the first quarter of 1998 compared to the same period in 1997, but only slightly as a percentage of net sales from the corresponding period. The increase is a result of higher net sales of products which generate associated commission expense paid to independent sales representatives, an increase in the Company's internal sales and marketing staff, and an increase in the allowance for doubtful accounts associated with the Company's increased sales to Korean customers for the past quarter.

General and Administrative Expenses. General and administrative expenses increased slightly for the quarter ended December 31, 1997 from the year-ago quarter. However, these costs decreased as a percentage of sales from 6.1% for the first quarter of 1997 to 5.2% in the first quarter of 1998 as the Company was able to increase its sales without incurring significant additional administrative expenses.

ESOP Compensation Expense. For the first quarter of 1998, the Company recorded a charge of $53,000 for ESOP compensation compared to $196,000 for the same period in fiscal 1997. The lower charge for the quarter ended December 31, 1997 is due to the Company restructuring its ESOP loan in the fourth quarter of FY97 resulting in a longer amortization period and a lower per quarter charge.

Research and Development Expenses. Research and development expenses increased $187,000 in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. These expenses increased due to additional personnel and expanded research and development efforts, but increased at a slower rate than the sales increase. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Other Income and Expense. Other income and expense primarily represents interest income and non-operating expenses. Other income increased due to interest earned on the Company's cash balances.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 37% for the first three months of 1998 compared to 38% for the first three months of 1997. The slightly lower effective tax rate relates to profits earned in the Costa Rican subsidiary that are permanently exempt from Florida state taxes. The Company expects that its effective tax rate will remain at approximately 36% to 38% during 1998.

Risks and Uncertainties
-----------------------

Forward-looking statements in this Form 10-Q are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made should be read as being applicable to all related forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following: the Company's dependence on continuing demand for wireless communications services and CDMA technology, particularly CDMA handset units; economic turmoil in Korea and other Asia-Pacific countries (as experienced in the last two months) or other geographic areas of the world; dependence on a limited number of customers, which are expected to continue to account for a high percentage of the Company's future net sales; fluctuations in the Company's quarterly results and backlog which may be caused by such factors as product mix changes, price competition, availability of manufacturing capacity, and customer order cancellation or rescheduling; the Company's dependence on its timely development of new or improved SAW products (such as SAW chemical sensors) to meet changing market needs; and the risk of competing technologies which could replace or reduce the use of SAW technology for certain applications, as well as other risks as discussed in Sawtek's SEC reports, including Form 10-K filed for fiscal year 1997.

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Systems that do not correct such problems could generate erroneous data or cause system failures. In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. Management believes that the vast majority of its computer systems are year 2000 compliant, and the Company continues to utilize both internal and external resources to identify, correct or reprogram, and test its systems for the year 2000 compliance as necessary, and does not anticipate total compliance expense to be material.

Liquidity and Capital Resources
-------------------------------
The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering, and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies, its operations in Costa Rica, and potential acquisitions of new technologies or compatible companies. For the three months ended December 31, 1997, the Company generated net cash from operating activities of $9.1 million, consisting primarily of net income of $6.4 million, $1.6 million of depreciation and amortization, and $1.4 million in deferred taxes.

The Company has a revolving credit agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. available through June 30, 1999. There were no balances outstanding on this credit line at December 31, 1997.

The Company made capital expenditures of approximately $3.8 million during the quarter ended December 31, 1997. The Company intends to spend approximately $12 million to $14 million in 1998 on capital equipment and facilities.

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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27 - Financial Data Schedule.
         (b)      Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three-month period ending December 31, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January 20, 1998


                                 SAWTEK INC.
                                 (Registrant)




                                 /s/ Steven P. Miller
                                 Steven P. Miller
                                 Chairman & Chief Executive Officer




                                 /s/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President-Finance, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
-------------

27       Financial Data Schedule