Form 10-Q
period 1998-03-30
SAWTEK INC \FL\
filed 1998-05-05
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended March 30, 1998

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

         As of April 15, 1998, there were 21,213,849 shares of the Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------
         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 1998
                  and September 30, 1997 ...........................      3

                  Consolidated Statements of Income for the three months
                  and six months ended March 31, 1998 and 1997......      4

                  Consolidated Statements of Cash Flows for the six months
                  ended March 31, 1998 and 1997.....................      5

                  Notes to Consolidated Financial Statements........      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ....      8


Part II. Other Information
         -----------------
         Item 1.  Legal Proceedings ................................     14

         Item 2.  Changes in Securities ............................     14

         Item 3.  Defaults Upon Senior Securities ..................     14

         Item 4.  Submission of Matters to a Vote of Security
                  Holders ..........................................     14

         Item 5. Other Information .................................     14

         Item 6.  Exhibits and Reports on Form 8-K .................     15

Signatures..........................................................     15

Exhibit Index ......................................................     15

PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                  March 31,      September 30,
                                                                                    1998             1997
                                                                                  ---------      -------------
                                                                                 (unaudited)
                                                                       (dollars in thousands, except per share data)
Assets
------
Current assets:
  Cash , cash equivalents and short-term investments                              $ 66,094        $ 58,073
  Accounts receivable net of allowance for doubtful accounts and returns of $1,444 at March 31, 1998 and $1,227 at
   September 30, 1997                                                               10,606          12,327
  Inventories                                                                       13,166           7,120
  Deferred income taxes                                                              1,463           1,552
  Other current assets                                                               1,011             671
                                                                                   -------         -------
       Total current assets                                                         92,340          79,743
Other assets                                                                           129             150
Property, plant and equipment, net                                                  43,502          40,890
                                                                                   -------         -------
            Total assets                                                          $135,971        $120,783
                                                                                   =======         =======
Liabilities and shareholders' equity
------------------------------------
Current liabilities:
  Accounts payable                                                                $  1,692        $  2,887
  Accrued wages and benefits                                                         2,650           3,391
  Other accrued liabilities                                                          2,694           2,672
  Current maturities of long-term debt                                                 858           1,790
  Income taxes payable                                                                 454              68
                                                                                   -------         -------
       Total current liabilities                                                     8,348          10,808

Long-term debt, less current maturities                                              2,404           2,868
Deferred income taxes                                                               11,733           8,612

Shareholders' equity:
Common  stock;  $.0005  par value;  120,000,000  authorized  shares;  issued and outstanding shares 21,213,849 at March 31, 1998 and 20,931,616 at September
 30, 1997                                                                               11              11
Capital surplus                                                                     70,766          68,937
Unearned ESOP compensation                                                          (1,171)         (1,171)
Retained earnings                                                                   43,880          30,718
                                                                               -   -------         -------
       Total shareholders' equity                                                  113,486          98,495
                                                                                   -------         -------
            Total liabilities and shareholders' equity                            $135,971        $120,783
                                                                                   =======         =======


                           See accompanying notes to consolidated financial statements.

                                                   SAWTEK INC.
                                         Consolidated Statements of Income
                                                   (unaudited)
                                                               Quarter Ended           Six Months Ended
                                                                  March 31,                 March 31,
                                                              -----------------        -----------------
                                                              1998         1997         1998        1997
                                                              ----         ----         ----        ----
                                                                 (in thousands, except per share data)

Net sales                                                  $ 25,183     $ 20,577     $ 49,877    $ 39,647
Cost of sales                                                11,190        8,743       22,561      17,851
                                                            -------      -------      -------     -------
Gross profit                                                 13,993       11,834       27,316      21,796

Operating expenses:
  Selling expenses                                            1,508        1,230        3,277       2,556
  General & administrative expenses                           1,460        1,846        2,838       3,040
  ESOP compensation expense                                      49          196          102         392
  Research & development expenses                               950          912        1,818       1,593
                                                            -------      -------      -------     -------
    Total operating expenses                                  3,967        4,184        8,035       7,581
                                                            -------      -------      -------     -------
Operating income                                             10,026        7,650       19,281      14,215

Interest expense (net of capitalized interest)                   74           80          152         131
Other income                                                   (868)        (452)      (1,764)       (806)
                                                            -------      -------      -------     -------
Income before taxes                                          10,820        8,022       20,893      14,890
Income taxes                                                  4,004        3,050        7,731       5,665
                                                            -------      -------      -------     -------
Net income                                                 $  6,816     $  4,972     $ 13,162    $  9,225
                                                            =======      =======      =======     =======

Net income per share - basic                               $   0.32     $   0.24     $   0.62    $   0.45
Net income per share - diluted                             $   0.31     $   0.23     $   0.61    $   0.43
Shares used in computing net income
 per share - basic                                           21,177       20,498       21,100      20,353
Shares used in computing net income
 per share - diluted                                         21,651       21,329       21,692      21,223


                          See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                    Six Months Ended
                                                                       March 31,
                                                                   ----------------
                                                                   1998          1997
                                                                   ----          ----
                                                                     (in thousands)
Operating activities:
Net income                                                      $ 13,162       $ 9,225
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    3,155         1,829
  Deferred income taxes                                            3,210         3,120
  Compensatory stock options                                           0           553
  ESOP allocation                                                      0           196
  Loss on sale of fixed assets                                         0           269
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                            1,721           436
    Inventories                                                   (6,046)         (633)
    Other current assets                                            (340)         (228)
  Increase (decrease) in liabilities:
    Accounts payable                                              (1,195)           22
    Accrued liabilities                                             (719)         (232)
    Income taxes payable                                           1,614         1,787
                                                                 -------        ------
Net cash provided by operating activities                         14,562        16,344
Investing activities:
Purchase of property, plant and equipment, net                    (5,746)       (8,566)
Short-term investments                                            (8,014)            0
Proceeds from sale of fixed assets                                     0            54
                                                                 -------        ------
Net cash used in investing activities                            (13,760)       (8,512)
Financing activities:
Proceeds from long-term debt                                           0           154
Principal payments on long-term debt                              (1,396)         (644)
Net proceeds from sale of common stock                               601           654
                                                                 -------        ------
Net cash provided by (used in)financing activities                  (795)          164
                                                                 -------        ------
Increase in cash and cash equivalents                                  7         7,996
Cash and cash equivalents at beginning of period                  42,309        27,731
                                                                 -------        ------
Cash and cash equivalents at end of period                        42,316        35,727
Short-term investments                                            23,778             0
                                                                 -------        ------
Cash, cash equivalents and short-term investments               $ 66,094       $35,727
                                                                 =======        ======
Interest paid                                                   $    182       $   186

Income taxes paid                                               $  2,980       $   787


                           See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.

Notes to Consolidated Financial Statements - March 31, 1998 (unaudited)

1.       Basis of Presentation
         ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1998, and the results of its operations, and its cash flows for the three and six month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1997, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1997 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 12, 1997. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date.

The Company's first, second and third quarters end on the Sunday closest to the last day of the last month of such quarter, which was April 5, 1998, for the second quarter of 1998. However, for convenience, the financial statements are dated as of March 31, 1998. The quarter began on January 5, 1998.

On February 25, 1998, the Company acquired Microsensor Systems, Inc. ("MSI") which was accounted for as a merger under the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements for the periods prior to this acquisition have been restated to include MSI's financial position, results of operations and cash flows. Prior to the merger, MSI's accounting year ended on June 30. In accordance with applicable SEC regulations, the MSI results from the period June 30, 1997 to September 30, 1997, have been added directly to the retained earnings of the combined entity and excluded from the combined entity's reported results of operations for the period ending March 31, 1998. In all instances, the accounts and transactions of MSI are considered immaterial to the consolidated financial statements of the combined entity for all periods reported.

Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1998.

2.       Earnings Per Share
         ------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended         Six Months Ended
                                                                March 31,                  March 31,
                                                            ------------------        ------------------
                                                           1998          1997         1998          1997
                                                           ----          ----         ----          ----
                                                               (in thousands, except per share data)
Numerator:
Net income available to common stockholders             $  6,816      $  4,972      $ 13,162     $  9,225
                                                         =======       =======       =======      =======
Denominator:
Denominator for basic earnings per share:
     Weighted average shares                              21,177        20,498        21,100       20,353
Effect of dilutive securities:
     Employee stock options                                  474           831           592          870
                                                         -------       -------       -------      -------
Denominator for diluted earnings per share:
     Adjusted weighted average shares and
       assumed conversions                                21,651        21,329        21,692       21,223
Basic earnings per share                                $   0.32      $   0.24      $   0.62     $   0.45
                                                         =======       =======       =======      =======
Diluted earnings per share                              $   0.31      $   0.23      $   0.61     $   0.43
                                                         =======       =======       =======      =======

Options to purchase 191,500 shares at prices ranging from $26.88 to $35.00 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.       Inventories
         -----------
         Inventories are composed of the following:


                                                              March  31, 1998    September 30, 1997
                                                              ---------------    ------------------
                                                                         (in thousands)
         Raw Material...................................          $ 5,289              $3,154
         Work in Process................................            2,143               2,246
         Finished Goods.................................            5,734               1,720
                                                                   ------               -----
                  Total.................................          $13,166              $7,120
                                                                   ======               =====

4.       Property, Plant and Equipment
         -----------------------------
         Property, plant and equipment are composed of the following:

                                                                  March 31, 1998    September 30, 1997
                                                                  --------------    ------------------
                                                                           (in thousands)
         Land and Improvements..........................             $   830              $   671
         Buildings......................................              16,728               14,215
         Production and Test Equipment..................              35,281               29,604
         Computer Equipment.............................               3,448                3,102
         Furniture and Fixtures.........................               2,497                1,932
         Construction in Progress.......................               1,964                5,507
                                                                      ------               ------
                                                                      60,748               55,031
         Less Accumulated Depreciation..................              17,246               14,141
                                                                      ------               ------
                  Total.................................             $43,502              $40,890
                                                                      ======               ======


5.       Shareholders' Equity
         --------------------
         The consolidated changes in shareholders' equity for the six months ended March 31, 1998 are as follows:

                                                  (in thousands)
                                                                                    Unearned
                                                     Common Stock       Capital       ESOP        Retained
                                                    Shares   Amount     Surplus   Compensation    Earnings
                                                    -----    -----      -------   ------------    --------
Balance at October 1, 1997                          20,932    $11       $68,937     $(1,171)       $30,718
Net income                                                                                          13,162
Compensatory stock option tax benefit                                     1,228
Sale of common stock
                                                       282                  601
                                                    ------     --        ------      ------         ------
Balance at March 31, 1998                           21,214    $11       $70,766     $(1,171)       $43,880
                                                    ======     ==        ======      ======         ======

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

Overview
--------
The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which accounted for 91% of net sales in the first six months of 1998. The Company has also experienced significant growth in its international markets over the last five years, with international sales accounting for approximately 42% of net sales for the first six months of 1998. Sales to South Korean customers were approximately 14% of net sales for the first six months of 1998 (down from 16% for all of fiscal year 1997), while European customers accounted for 20% of net sales.

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

Net sales increased 26% from the first six months of 1997 to the first six months of 1998. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone base stations and for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $3 to $300 for many high performance wireless applications.

For the six months ended March 31, 1998, net sales to the Company's top ten customers accounted for approximately 81% of net sales with the top five customers accounting for 66%. For the six months ended March 31, 1997, the top ten customers represented 74% of net sales with the top five customers accounting for 56%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

On February 25, 1998, the Company acquired Microsensor Systems, Inc. ("MSI") which was accounted for as a merger under the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements for the periods prior to this acquisition have been restated to include MSI's financial position, results of operations and cash flows.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                              Three Months Ended         Six Months Ended
                                                   March 31,                March 31,
                                              ------------------         ----------------
                                              1998          1997         1998        1997
                                              ----          ----         ----        ----
Net sales                                    100.0%        100.0%       100.0%      100.0%
Cost of sales                                 44.4          42.5         45.2        45.0
                                             -----         -----        -----       -----
Gross profit                                  55.6          57.5         54.8        55.0
Operating expenses:
  Selling expenses                             6.0           6.0          6.6         6.5
  General & administrative expenses            5.8           9.0          5.7         7.7
  ESOP compensation expense                     .2           1.0           .2         1.0
  Research & development expenses              3.8           4.4          3.6         4.0
                                             -----         -----        -----       -----
    Total operating expenses                  15.8          20.4         16.1        19.2
                                             -----         -----        -----       -----
Operating income                              39.8          37.1         38.7        35.8
Interest expense                                .3            .4           .3          .3
Other income                                  (3.5)         (2.2)        (3.5)       (2.0)
                                             -----         -----        -----       -----
Income before income taxes                    43.0          38.9         41.9        37.5
Income taxes                                  16.0          14.8         15.5        14.2
                                             -----         -----        -----       -----
Net income                                    27.0%         24.1%        26.4%       23.2%
                                             =====         =====        =====       =====

Net Sales. Net sales increased 22% from $20.6 million in the quarter ended March 31, 1997 to $25.2 million in the quarter ended March 31, 1998 and increased 26% from $39.7 million in the six months ended March 31, 1997 to $49.9 million in the six months ended March 31, 1998. The increase for both the three and six-month periods was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for base station applications and telephone handsets based on CDMA technology for the telecommunications industry. International sales decreased from approximately 42% and 44% of net sales in the three and six-month periods ended March 31, 1997 to 36% and 42% of net sales for the three and six-month periods ended March 31, 1998, respectively. Sales for military and space systems of approximately 12% and 13% of net sales in the three and six-month periods ended March 31, 1997 compare to approximately 9% of net sales for the three and six-month periods ended March 31, 1998, respectively. The percentage decrease in military and space systems sales was due primarily to the increase in overall net sales. The decrease in international sales was due to the continued roll-out of CDMA infrastructure and handsets in the U.S., as well as a decline in revenue from South Korean customers. Revenue from South Korean customers declined from 15% in the quarter ended March 31, 1997 to 8% in the quarter ended March 31, 1998, reflecting the slow down in demand from these customers due to the economic turmoil in South Korea.

Gross Margin. Gross margin decreased from 57.5% and 55.0% in the three and six-month periods ended March 31, 1997 to 55.6% and 54.8% in the three and six-month periods ended March 31, 1998. The decrease in gross profit margins is a result of shipment of more handset filters in the current year compared to the previous years. As the Company continues to shift its product mix to high volume production, it is anticipated that gross margins will decline as these components are more susceptible to downward pricing pressure.

There is a trend toward lower average selling prices for base station filters due to competitive pricing pressures and next-generation designs for both "macro" and emerging "micro" base stations which use less expensive, lower performance SAW filters. The Company is uncertain whether an increase in the number of base station filters sold in the future will offset the decrease in the average selling price for these filters so as to maintain or increase revenues from the sale of base station filters. Based on the Company's sales to date in this fiscal year, the Company believes that its sales of SAW filters for subscriber handsets in the CDMA market will increase significantly in fiscal year 1998. Handset filters typically produce lower gross margins than the gross margins produced by base station filters.

Selling Expenses. Selling expenses increased 23% and 28% in the second quarter and the first six months of 1998 compared to the same periods in 1997, but remained essentially constant as a percentage of net sales for the corresponding periods. Most of the selling expenses remained relatively constant with commission expenses paid to outside sales representatives as the only component that increased significantly with the higher sales level. The Company anticipates that selling expenses will increase as new employees are added to support its sales and marketing effort in 1998 and as commissions are incurred.

General and Administrative Expenses. General and administrative expenses decreased from $1.8 million for the quarter ended March 31, 1997 to $1.5 million for the quarter ended March 31, 1998. These expenses also decreased from $3.0 million for the six months ended March 31, 1997 to $2.8 million for the six months ended March 31, 1998. The decrease is primarily due to compensatory stock option expense incurred in the second quarter of 1997 which did not re-occur in fiscal 1998.

ESOP Compensation Expense. For the first six months of 1998, the Company recorded a charge of $102,000 for ESOP compensation compared to $392,000 for the same period in fiscal 1997. The lower charge for the six months ended March 31, 1998 is due to the Company restructuring its ESOP loan in the fourth quarter of fiscal 1997 resulting in a longer amortization period and a lower per quarter charge.

Research and Development Expenses. Research and development expenses increased $38,000 in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. R&D increased 14% from $1.6 million in the six months ended March 31, 1997 to $1.8 million in the first six months of 1998. These expenses increased due to additional personnel and expanded research and development efforts. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added.

Interest Expense. Interest expense increased from $131,000 in the first six months of 1997 to $152,000 in the first six months of 1998. The increase is a result of higher interest expense incurred by MSI during this period.

Other  Income.   Other  income   primarily   represents   interest   income  and
non-operating expenses. Other income increased for the three and six-month periods as the Company recorded increased interest income on its cash balances.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 37.0% for the three and six-month periods ended March 31, 1998, compared to 38.0% for the corresponding periods of 1997. The slightly lower effective tax rate relates to profits earned in the Costa Rican subsidiary that are permanently exempt from Florida state taxes. The Company expects that its effective tax rate will remain at approximately 36% to 38% during 1998.

Liquidity and Capital Resources
-------------------------------
The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering, and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, expansion of its primary facility, financing of accounts receivable and inventory, investment in product development activities and new technologies, its operations in Costa Rica, and potential acquisitions of new technologies or compatible companies. For the six months ended March, 1998, the Company generated net cash from operating activities of $14.6 million, consisting primarily of net income of $13.2 million, $3.2 million of depreciation and amortization, and $3.2 million in deferred taxes, offset by the net increase in accounts receivable and inventories of $4.7 million.

The Company has a revolving credit agreement totaling $15.0 million from SunTrust Bank, Central Florida, N.A. available through June 30, 1999. There were no balances outstanding on this credit line at March 31, 1998.

The Company made capital expenditures of approximately $1.9 million during the quarter ended March, 1998 and $5.7 million for the six months ended March 31, 1998. The Company intends to spend approximately $10 to $14 million 1998 on capital equipment and facilities.

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

Risks and Uncertainties
-----------------------
Forward-looking statements in this Form 10-Q are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made should be read as being applicable to all related forward-looking statements wherever they appear in this report. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following: the Company's dependence on continuing demand for wireless communications services and CDMA technology, particularly CDMA handset units; pressure on gross profit margins due to competition, change in product mix and other factors; economic turmoil in South Korea and other Asia-Pacific countries (as experienced during the last quarter) or other geographic areas of the world; fluctuations in the value of foreign currency; dependence on a limited number of customers, which are expected to continue to account for a high percentage of the Company's future net sales; fluctuations in the Company's quarterly results and backlog which may be caused by such factors as product mix changes, price competition, availability of manufacturing capacity, and customer order cancellation or rescheduling; the Company's dependence on its timely development of new or improved SAW products (such as SAW chemical sensors) to meet changing market needs; the risk of competing technologies which could replace or reduce the use of SAW technology for certain applications; as well as other risks as discussed in Sawtek's SEC reports, including Form 10-K filed for fiscal year 1997 and Form S-3 filed on April 3, 1998.

A reader of this report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statement.

The Company already has installed Year 2000 compliant software in many of its major systems. A task force is engaged in the ongoing effort to complete this activity for the balance of the Company's systems. The cost of these efforts is not expected to be material. The Company presently believes that the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis; unforeseen needs or problems arise; or, the systems operated by its customers, vendors or subcontractors are not Year 2000 compliant.

PART II - OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

Item 2.   Changes in Securities. None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

1. Shareholders of record December 9, 1997. Vote to elect Board of Directors to an annual term. Vote cast as of January 23, 1998.

     Nominee to Board         Votes For     Votes Withheld      Abstained
     ----------------         ---------     --------------      ---------
Steven P. Miller             19,884,724           1,250          127,370
Neal J. Tolar                19,884,724           1,250          127,370
Robert C. Strandberg         19,884,724           1,250          127,370
Bruce S. White               19,884,724           1,550          127,730
Willis C. Young              19,884,724           1,650          127,730

2. Shareholders of record December 9, 1997. Vote to amend the Sawtek Inc. Second Stock Option Plan to allow granting of second one million shares beginning February 1, 1998.

                                             Votes for          Votes Against           Votes Abstained
                                             ---------          -------------           ---------------
         Vote to amend Sawtek Inc.
          Second Stock Option Plan          18,106,889              808,215                 195,513

3. Shareholders of record December 9, 1997. Vote to adopt the Sawtek Inc. Stock Option Plan for Acquired Companies, which provides for the granting of up to one million shares of Common Stock, solely to key employees of acquired companies.

                                                      Votes for        Votes Against         Votes Abstained
                                                      ---------        -------------         ---------------
         Vote to adopt Sawtek Inc.
          Stock Option Plan for
          Acquired Companies                         18,504,062            648,724                 5,738

Item 5.           Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27 - Financial Data Schedule.
         (b)      Reports on Form 8-K.
                  On January 7, 1998, the Company filed a Current Report on Form 8-K announcing that the Company had entered into a letter of intent to merge with Microsensor Systems, Inc.

                  On February 20, 1998, the Company filed a Current Report on Form 8-K concerning a Company press release dated February 6, 1998, in which the Company commented on the potential impact of the Korean market and other events.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 4, 1998


                                  SAWTEK INC.
                                  (Registrant)




                                 /S/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance, Chief Financial Officer (Principal Financial Officer)