Form 10-Q
period 1998-06-30
SAWTEK INC \FL\
filed 1998-07-20
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                   For the quarterly period ended June 30, 1998

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

                  Yes     X                       No ______
                       -------

         As of July 15, 1998, there were 21,331,597 shares of the Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------
         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 1998
                  and September 30, 1997 ................................. 3

                  Consolidated Statements of Income for the three months
                  and nine months ended June 30, 1998 and 1997............ 4

                  Consolidated Statements of Cash Flows for the nine
                  months ended June 30, 1998 and 1997..................... 5

                  Notes to Consolidated Financial Statements.............. 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......... 8


Part II. Other Information
         -----------------
         Item 1.  Legal Proceedings ......................................15

         Item 2.  Changes in Securities ..................................15

         Item 3.  Defaults Upon Senior Securities ........................15

         Item 4.  Submission of Matters to a Vote of Security Holders ....15

         Item 5.  Other Information ......................................15

         Item 6.  Exhibits and Reports on Form 8-K .......................15

Signatures................................................................15

Exhibit Index ............................................................15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                  June 30,       September 30,
                                                                                    1998              1997
                                                                                 -----------     -------------
                                                                                 (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                               $ 77,176          $ 58,073
  Accounts receivable net of allowance for doubtful accounts and returns of
  $1,547 at June 30, 1998 and $1,227 at September 30, 1997                          12,700            12,327
  Inventories                                                                       10,540             7,120
  Deferred income taxes                                                              1,467             1,552
  Other current assets                                                               1,400               671
                                                                                  --------          --------
       Total current assets                                                        103,283            79,743
Other assets                                                                           107               150
Property, plant and equipment, net                                                  42,936            40,890
                                                                                  --------          --------
            Total assets                                                          $146,326          $120,783
                                                                                  ========          ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                $  1,369          $  2,887
  Accrued wages and benefits                                                         3,438             3,391
  Other accrued liabilities                                                          2,588             2,672
  Current maturities of long-term debt                                                 662             1,790
  Income taxes payable                                                               1,116                68
                                                                                  --------          --------
       Total current liabilities                                                     9,173            10,808

Long-term debt, less current maturities                                              2,287             2,868
Deferred income taxes                                                               13,859             8,612

Shareholders' equity:
Common  stock;  $.0005  par value;  120,000,000  authorized  shares;  issued and outstanding shares 21,316,597 at June 30, 1998 and 20,931,616 at September
30, 1997                                                                                11                11
Capital surplus                                                                     71,324            68,937
Unearned ESOP compensation                                                          (1,171)           (1,171)
Retained earnings                                                                   50,843            30,718
                                                                                  --------          --------
       Total shareholders' equity                                                  121,007            98,495
                                                                                  ---------         --------
            Total liabilities and shareholders' equity                            $146,326          $120,783
                                                                                  ========          ========

              See accompanying notes to consolidated financial statements.

                                                SAWTEK INC.
                                   Consolidated Statements of Income
                                               (unaudited)
                                                            Quarter Ended             Nine Months Ended
                                                                June 30,                   June 30,
                                                          -----------------           ----------------
                                                          1998         1997           1998        1997
                                                          ----         ----           ----        ----
                                                              (in thousands, except per share data)

Net sales                                               $ 26,301     $ 21,771       $ 76,178    $ 61,418
Cost of sales                                             12,585        9,643         35,146      27,494
                                                        --------     --------       --------    --------
Gross profit                                              13,716       12,128         41,032      33,924

Operating expenses:
  Selling expenses                                         1,436        1,232          4,713       3,788
  General & administrative expenses                        1,178        1,352          4,016       4,392
  ESOP compensation expense                                   48          195            150         587
  Research & development expenses                            923        1,088          2,741       2,681
                                                        --------     --------       --------    --------
    Total operating expenses                               3,585        3,867         11,620      11,448
                                                        --------     --------       --------    --------
Operating income                                          10,131        8,261         29,412      22,476

Interest expense                                              30           51            182         182
Other income                                                (951)        (556)        (2,715)     (1,362)
                                                        --------     --------       --------    --------
Income before taxes                                       11,052        8,766         31,945      23,656
Income taxes                                               4,089        3,330         11,820       8,995
                                                        --------     --------       --------    --------
Net income                                              $  6,963     $  5,436       $ 20,125    $ 14,661
                                                        ========     ========       ========    ========

Net income per share - basic                            $   0.33     $   0.26       $   0.95    $   0.72
Net income per share - diluted                          $   0.32     $   0.26       $   0.93    $   0.69
Shares used in computing net income
per share - basic                                         21,271       20,569         21,157      20,425
Shares used in computing net income
per share - diluted                                       21,762       21,268         21,715      21,238


                 See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                 Nine Months Ended
                                                                       June 30,
                                                             -------------------------
                                                             1998                 1997
                                                             ----                 ----
                                                                   (in thousands)
Operating activities:
Net income                                                 $  20,125             $ 14,661
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                4,645                2,873
  Deferred income taxes                                        5,332                4,719
  Compensatory stock options                                    -                     269
  ESOP allocation                                               -                     196
  Loss on sale of fixed assets                                  -                     553
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                         (373)                   8
    Inventories                                               (3,420)                (486)
    Other current assets                                        (729)                (166)
  Increase (decrease) in liabilities:
    Accounts payable                                          (1,518)                (164)
    Accrued liabilities                                          (37)                 985
    Income taxes payable                                       2,276                3,441
                                                           ---------             --------
Net cash provided by operating activities                     26,301               26,889
Investing activities:
Purchase of property, plant and equipment, net                (6,648)             (12,648)
Short-term investments                                        (5,008)
Proceeds from sale of fixed assets                                                     55
Net cash used in investing activities                        (11,656)             (12,593)
Financing activities:
Proceeds from long-term debt                                                          309
Principal payments on long-term debt                          (1,709)                (771)
Net proceeds from sale of common stock                         1,159                  849
                                                           ---------             --------
Net cash provided by (used in) financing activities             (550)                 387
                                                           ---------             --------
Increase in cash and cash equivalents                         14,095               14,683
Cash and cash equivalents at beginning of period              42,316               27,731
Short-term investments                                        20,765
                                                           ---------             --------

Cash, cash equivalents and short-term investment at
end of period                                              $  77,176             $ 42,414
                                                           =========             ========
Interest paid                                              $     237             $    241
Income taxes paid                                          $   4,387             $    895

                See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
Notes to Consolidated Financial Statements - June 30, 1998 (unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1998, and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1997, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1997 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 12, 1997. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date.

The Company's first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was July 5, 1998, for the third quarter of 1998. However, for convenience, the financial statements are dated as of June 30, 1998. The quarter began on April 6, 1998.

On February 25, 1998, the Company acquired Microsensor Systems, Inc. ("MSI") which was accounted for as a merger under the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements for the periods prior to this acquisition have been restated to include MSI's financial position, results of operations and cash flows. Prior to the merger, MSI's accounting year ended on June 30. In accordance with applicable SEC regulations, the MSI results from the period June 30, 1997 to September 30, 1997, have been added directly to the retained earnings of the combined entity and excluded from the combined entity's reported results of operations for the period ending June 30, 1998. In all instances, the accounts and transactions of MSI are considered immaterial to the consolidated financial statements of the combined entity for all periods reported.

Operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1998.

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

              The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended        Nine Months Ended
                                                              June 30,                June 30,
                                                        ------------------        -----------------
                                                        1998          1997        1998         1997
                                                        ----          ----        ----         ----
                                                            (in thousands, except per share data)
Numerator:
Net income available to common stockholders           $ 6,963       $ 5,436     $20,125      $14,661
                                                      =======       =======     =======      =======
Denominator:
Denominator for basic earnings per share:
     Weighted average shares                           21,271        20,569      21,157       20,425
Effect of dilutive securities:
     Employee stock options                               491           699         558          813
                                                      -------       -------     -------      -------
Denominator for diluted earnings per share:
     Adjusted weighted average shares and
       assumed conversions                             21,762        21,268      21,715       21,238
                                                      =======       =======     =======      =======
Basic earnings per share                              $  0.33       $  0.26     $  0.95      $  0.72
                                                      =======       =======     =======      =======
Diluted earnings per share                            $  0.32       $  0.26     $  0.93      $  0.69
                                                      =======       =======     =======      =======

Options to purchase 245,500 shares at prices ranging from $24.75 to $35.00 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.  Inventories - Inventories are composed of the following:

                                                              June 30, 1998              September 30, 1997
                                                              -------------              ------------------
                                                                           (in thousands)
         Raw Material........................................    $ 5,095                       $3,154
         Work in Process.....................................      1,727                        2,246
         Finished Goods......................................      3,720                        1,720
                                                                 -------                       -------
                  Total......................................    $10,540                       $7,120
                                                                 =======                       ======

4. Property, Plant and Equipment - Property, plant and equipment are composed of the following:

                                                                June 30, 1998           September 30, 1997
                                                                -------------           ------------------
                                                                            (in thousands)
Land and Improvements                                              $   830                     $   671
Buildings                                                           16,728                      14,215
Production and Test Equipment                                       36,005                      29,604
Computer Equipment                                                   3,233                       3,102
Furniture and Fixtures                                               2,660                       1,932
Construction in Progress                                             1,955                       5,507
                                                                   -------                     -------
                                                                    61,411                      55,031
Less Accumulated Depreciation                                       18,475                      14,141
                                                                   -------                     -------
      Total                                                        $42,936                     $40,890
                                                                   =======                     =======

5.  Shareholders' Equity

The consolidated changes in shareholders' equity for the nine months ended June 30, 1998 are as follows:

                                          (in thousands)
                                                                                    Unearned
                                                Common Stock            Capital       ESOP        Retained
                                              Shares     Amount         Surplus   Compensation    Earnings
                                              ------     ------         -------   ------------    --------
Balance at October 1, 1997                    20,932      $11           $68,937     $(1,171)       $30,718
Net income                                                                                          20,125
Compensatory stock option tax benefit                                     1,228
Sale of common stock                             385                      1,159
                                              ------      ---           -------     -------        -------
Balance at June 30, 1998                      21,317      $11           $71,324     $(1,171)       $50,843
                                              ======      ===           =======     =======        =======

Item 2. Management's discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions that involve risks and uncertainties. The cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere herein.

Overview
--------
The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which accounted for approximately 92% of net sales in the first nine months of 1998. The Company has also experienced significant growth in its international markets over the last five years, with international sales accounting for approximately 39% of net sales for the first nine months of 1998. Sales to South Korean customers were approximately 16% of net sales for the first nine months of 1998 (similar to the results for all of fiscal year 1997), while European customers accounted for 17% of net sales (compared to 23% for all of fiscal year 1997).

The Company derives revenue from high-volume commercial production components, military/industrial production components and engineering services and products. Non-recurring engineering ("NRE") revenue is included in engineering services and products and relates to the design and development of custom devices and delivery of one or more prototype parts. In all cases, revenue is recognized when the parts or services have been completed and units, including prototypes (if any), have been shipped.

Net sales increased 24% from the first nine months of 1997 to the first nine months of 1998. The growth in net sales is mainly attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular telephone base stations and for handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices generally in the range of $3 to $300 for high performance wireless applications.

For the nine months ended June 30, 1998, net sales to the Company's top ten customers accounted for approximately 77% of net sales with the top four customers accounting for 56%. For the nine months ended June 30, 1997, the top ten customers represented 75% of net sales with the top four customers accounting for 47%. The Company expects that sales of its products to a limited number of customers will account for a high percentage of its net sales in the foreseeable future.

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:

                                              Three Months Ended             Nine Months Ended
                                                    June 30,                      June 30,
                                              ------------------             -----------------
                                              1998          1997             1998         1997
                                              ----          ----             ----         ----
Net sales                                    100.0%        100.0%           100.0%       100.0%
Cost of sales                                 47.8          44.3             46.1         44.8
                                             -----         -----            -----        -----
Gross profit                                  52.2          55.7             53.9         55.2
Operating expenses:
  Selling expenses                             5.5           5.7              6.2          6.2
  General & administrative expenses            4.5           6.2              5.3          7.2
  ESOP compensation expense                     .2            .9               .2           .9
  Research & development expenses              3.5           5.0              3.6          4.3
                                             -----         -----            -----        -----
    Total operating expenses                  13.7          17.8             15.3         18.6
                                             -----         -----            -----        -----
Operating Income                              38.5          37.9             38.6         36.6
Interest expense                                .1            .2               .2           .3
Other income                                  (3.6)         (2.6)            (3.5)        (2.2)
                                             -----         -----            -----        -----
Income before taxes                           42.0          40.3             41.9         38.5
Income taxes                                  15.5          15.3             15.5         14.6
                                             -----         -----            -----        -----
Net income                                    26.5%         25.0%            26.4%        23.9%
                                             =====         =====            =====        =====


Net Sales. Net sales increased 21% from $21.8 million in the quarter ended June 30, 1997 to $26.3 million in the quarter ended June 30, 1998 and increased 24% from $61.4 million in the nine months ended June 30, 1997 to $76.2 million in the nine months ended June 30, 1998. The increase for both the three and nine-month periods was a result of increased product shipments to the wireless communication market, specifically sales of high volume filters for base station applications and telephone handsets based on Code Division Multiple Access ("CDMA") technology for the telecommunications industry. International sales decreased from approximately 54% and 47% of net sales in the three and nine-month periods ended June 30, 1997 to 35% and 39% of net sales for the three and nine-month periods ended June 30, 1998, respectively. The decrease in international sales was due to the continued roll-out of CDMA infrastructure and handsets in the U.S., as well as a decline in revenue from South Korean customers and a decline in revenue to European customers. Revenue from South

Korean customers declined from 24% of total revenue in the quarter ended June 30, 1997 to 18% in the quarter ended June 30, 1998, reflecting the slow down in demand from these customers due to the economic turmoil in South Korea. The decline in European sales is a result of a shift to lower priced filters for Global System for Mobile Communication ("GSM") base station applications.

For the quarter, revenue from telecommunication was 75% of total revenue compared to 73% a year ago. Filters for base station applications accounted for 49% of total revenue for the current quarter compared to 62% a year ago and revenue from handset filters accounted for 26% of total revenue compared to 10% a year ago. Revenue from CDMA applications accounted for 63% of total revenue for the current quarter compared to 46% a year ago and revenue from GSM applications accounted for 10% of total revenue compared to 25% a year ago.

Gross Margin. Gross margin decreased from 55.7% and 55.2% in the three and nine-month periods ended June 30, 1997 to 52.2% and 53.9% in the three and nine-month periods ended June 30, 1998. The decrease in gross profit margins is a result of reduced production in the current quarter resulting in less overhead absorbed into inventory, shipment of more handset filters in the current year and quarter, lower margins on recently introduced GSM base station filters compared to the previous year and quarter and start-up costs associated with the consolidation of the chemical sensor manufacturing operation in Orlando. Handset filters typically have a lower gross profit margin than the Company's other products. As the Company continues to shift its product mix to high volume production and as revenue is projected to decline in the quarter ended September 30, 1998, the Company believes that gross margins will decline as handset filters are more susceptible to downward pricing pressure and the Company's fixed cost will continue to be a larger percent of cost of sales with a lower revenue base.

Selling Expenses. Selling expenses increased in the third quarter and the first nine months of 1998 compared to the same periods in 1997, but remained essentially constant as a percentage of net sales for the corresponding periods. Most of the selling expenses remained relatively constant with commission expenses paid to outside sales representatives as the only component that increased significantly with the higher sales level.

General and Administrative Expenses. General and administrative expenses decreased from $1.4 million for the quarter ended June 30, 1997 to $1.2 million for the quarter ended June 30, 1998. These expenses also decreased from $4.4 million for the nine months ended June 30, 1997 to $4.0 million for the nine months ended June 30, 1998. The decrease is primarily due to compensatory stock option expense incurred in fiscal 1997 which did not recur in fiscal 1998, lower total compensation for fiscal 1998 and less administrative personnel in fiscal 1998 compared to fiscal 1997.

ESOP Compensation Expense. For the first nine months of 1998, the Company recorded a charge of $150,000 for ESOP compensation compared to $587,000 for the same period in fiscal 1997. The lower charge for the nine months ended June 30, 1998 is due to the Company restructuring its ESOP loan in the fourth quarter of fiscal 1997 resulting in a longer amortization period and a lower per quarter charge.

Research and Development Expenses. Research and development expenses decreased slightly in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, but increased slightly in the nine months ended June 30, 1998 compared to the first nine months of 1997. The Company anticipates that research and development expenses will increase in total dollars as personnel and programs are added in the future.

Other Income. Other income primarily represents interest income which increased for the three and nine-month periods as the Company recorded increased interest income on its investment of cash, cash equivalents and short-term investments.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 37% for the current quarter and for the nine-month period ended June 30, 1998, compared to 38% for the corresponding periods of 1997. The slightly lower effective tax rate relates to profits earned in the Costa Rican subsidiary that are permanently exempt from Florida state taxes, tax benefit received from the Company's foreign sales corporation, tax exempt interest income and other factors. The Company expects that its effective tax rate will remain at approximately 36% to 38% during 1998.

Liquidity and Capital Resources
-------------------------------
The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering, and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of its operation in Costa Rica, and potential acquisitions of new technologies or compatible companies. For the nine months ended June 30, 1998, the Company generated net cash from operating activities of $26.3 million, consisting primarily of net income of $20.1 million, $4.6 million of depreciation and amortization, and $5.3 million in deferred taxes, offset by the net increase in accounts receivable and inventories of $3.8 million.

The Company has a revolving credit agreement totaling $20.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2000. There were no balances outstanding on this credit line at June 30, 1998.

The Company made capital expenditures of approximately $900,000 during the quarter ended June 30, 1998 and $6.7 million for the nine months ended March 31, 2000. The Company intends to spend approximately $8 million to $12 million in fiscal 1998 on capital equipment and facilities.

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

Known Trends and Outlook
------------------------
The Company believes that external factors outside the control of the Company indicate that it will be difficult to post sequential growth in revenue and profits for the quarter ending September 30, 1998. The factors that are affecting the Company's outlook for the quarter ending September 30, 1998 include the continued financial turmoil in South Korea and other Asian markets; currency fluctuations that have resulted in a strong dollar compared to the Japanese Yen, which may affect the Company's ability to compete with Japanese suppliers of surface acoustic wave devices; reduced prices on GSM base station filters due to the conversion to next generation products which are smaller, less expensive, surface mount filters; and a lowered forecast for CDMA filters for both base station and handset filters. As a result, the Company has taken a number of steps to match production capacity to anticipated customer demand including: i) elimination of its weekend work shifts in June 1998, which were primarily staffed with temporary employees, ii) reduction of certain general and administrative costs and iii) other cost saving measures. While the Company believes these measures will reduce costs, the projected lower revenue will result in lower profits for the quarter ending September 30, 1998.

Risks and Uncertainties
-----------------------
Forward-looking statements in this Form 10-Q are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expect," "plans," "projected," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following: the Company's dependence on continuing demand for wireless communications services and CDMA technology, particularly CDMA handset units; economic turmoil in South Korea and other Asia-Pacific countries (as experienced during the past several quarters) or other geographic areas of the world; fluctuations in the value of foreign currency; pressure on gross profit margins due to competition, change in product mix and other factors; dependence on a limited number of customers, which are expected to continue to account for a high percentage of the Company's future net sales; fluctuations in the Company's quarterly results and backlog which may be caused by such factors as product mix changes, price competition, availability of manufacturing capacity, and customer order cancellation or rescheduling; the Company's dependence on its timely development of new or improved SAW products (such as SAW chemical sensors) to meet changing market needs; the risk of competing technologies which could replace or reduce the use of SAW technology for certain applications; as well as other risks discussed in Sawtek's SEC reports, including Form 10-K filed for fiscal year 1997, Form S-3 filed on April 3, 1998, and previously filed Form 10-Q's.

A reader of this Form 10-Q should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statement.

The Company already has installed Year 2000 compliant software in many of its major systems. A task force is engaged in the ongoing effort to complete this activity for the balance of the Company's systems. The cost of these efforts is not expected to be material. The Company believes that the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis; unforeseen needs or problems arise; or, the systems operated by its customers, vendors or subcontractors are not Year 2000 compliant.

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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule.
         (b) Exhibit 10.39 - Letter from SunTrust Bank, Central Florida, N.A. for renewal and increase to the Company's unsecured line of credit to $20,000,000, dated July 9, 1998.
         (c)  Reports on Form 8-K.
              On June 12, 1998,  the Company filed a Current  Report on Form
              8-K concerning a Company press released dated June 10, 1998, in which the Company commented on its outlook for the remainder of fiscal year 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 20, 1998


                                SAWTEK INC.
                                (Registrant)




                                /S/ Raymond A. Link
                                Raymond A. Link
                                Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 10.39
SunTrust Bank, Central FLorida, N.A.
Post Office Box 3833
Orlando, FL  32802
Tel (407) 237-4303

SUNTRUST


July 9, 1998


Mr. Raymond A. Link
Vice President and CFO
Sawtek, Inc.
Post Office Box 609501
Orlando, Florida 32860-9501

Dear Ray:

Per our conversation, it is my pleasure to advise you that SunTrust Bank, Central Florida, N.A. has approved a $5,000,000 increase to our existing unsecured line of credit to Sawtek, Inc. Therefore, we now have a committed, unsecured line of credit in the amount of $20,000,000 approved with an expiration date of 3/31/00. The unused fee of 10 basis points shall only apply to the $11.5 million currently evidenced by the note dated December 9, 1996.

At present, we will leave the existing loan documentation in place in order to avoid the expenses associated with modifying our paperwork. Therefore, should you need to draw more than $11,500,000 on line, we will need some lead time in order to prepare a note and loan agreement amendment. Until such time, the original terms and conditions outlined in that certain First Amendment to the Amended and Restated Loan and Security Agreement, dated December 9, 1996 by and between SunTrust Bank, Central Florida, N.A. and Sawtek, Inc., shall remain in full force and effect in all respects except for the expiration date as per the above referenced approval.

Please execute the enclosed copy of this letter in order to document the increased loan amount and extended maturity date. We certainly appreciate all of the business that you do with SunTrust and look forward to serving Sawtek's needs well into the future. Please let me know of any opportunity to be of assistance.

Sincerely,


/s/Douglas A. Woodman
Douglas A. Woodman
Vice President

                                               Acknowledged and Accepted:

                                               /s/Raymond A. Link       07/20/98
                                               Raymond A. Link            Date
                                               Vice President of Finance and CFO