Form 10-K
period 1998-09-30
SAWTEK INC \FL\
filed 1998-11-10
CIK 1009675

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1998
                                     OR
[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

                     Commission File Number 000-28276
                ------------------------------------------
                                 SAWTEK INC.
        (Exact name of registrant as specified in its charter)
        ------------------------------------------------------
         Florida                                         59-1864440
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)
1818 S. Highway 441, Apopka, Florida                        32703
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (407) 886-8860

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0005 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of October 30, 1998 was: Common Stock, $.0005 par value:
$239,024,300.

There were 20,858,597 shares of the registrant's Common Stock outstanding as of October 30, 1998.
                     --------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended September 30, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 1998, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                     PART I
                                                                           Page

Item 1.  Business (including Risk Factors and Uncertainties)..........     3-19
Item 2.  Properties...................................................      19
Item 3.  Legal Proceedings............................................      20
Item 4.  Submission of Matters to a Vote of Security Holders..........      20

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters........................................    20-21
Item 6.  Selected Financial Data......................................    21-22
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................    22-28
Item 7a. Quantitative and Qualitative Disclosures about Market Risk...      28
Item 8.  Financial Statements and Supplementary Data..................      28
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................      28


                                     PART III

Item 10. Directors and Executive Officers of the Registrant...........    29-31
Item 11. Executive Compensation.......................................      31
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................      31
Item 13. Certain Relationships and Related Transactions...............      31


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...................................................      32
         Exhibit Index................................................    32-36
         Signatures...................................................      37

PART I.

     Except for the historical information contained in this Form 10-K, the discussion includes certain forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expect," "plans," "projected," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under the caption "Risk Factors and Uncertainties."

ITEM 1.  BUSINESS
-----------------
     Sawtek designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. The Company's primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as Code Division Multiple Access ("CDMA") and Global System for Mobile communications ("GSM")-based digital wireless mobile and fixed systems, digital microwave radios, wireless local area networks ("WLAN"), cable television equipment, various defense and satellite systems and chemical sensors. The Company's products offer key advantages such as lower distortion, reduced size and weight, high reliability and precise frequency control compared to products based on alternative technologies and address rapidly growing needs in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's proprietary CAD and analysis software tools support rapid and precise SAW device design and simulation, enabling Sawtek and its customers to achieve timely new product development. The Company's commercial customer base accounts for approximately 92% of net sales for the current fiscal year and includes major telecommunications equipment producers such as Ericsson, LGIC, Lucent Technologies, Motorola, Nokia, Nortel, Philips, Qualcomm, Samsung and Sony.


Industry  Background
--------------------
     Electronic systems which transmit or receive voice, data or video must contain various signal processing components such as bandpass filters, resonators, delay lines and oscillators. These components modify and condition the desired signals while rejecting unwanted signals which cause distortion and interference. The frequency at which these systems transmit and receive information is referred to as the microwave or RF frequency. However, before the information can be used, the signal must generally be converted to a lower intermediate frequency ("IF") and finally to the lowest system frequency, commonly referred to as baseband. While the microwave and RF frequencies at which voice, data and video systems operate are generally dictated by regulatory bodies such as the FCC, system designers have considerable flexibility in selecting one or more IF frequencies which suit the requirements of a specific application and design approach. Consequently, IF components, particularly filters, are developed specifically for each customer and application, even though they frequently must be produced in large quantities. The performance demands placed on these components by increasingly complex systems have changed dramatically over the past few years, particularly in wireless applications.

     The wireless communications industry is experiencing significant worldwide growth. Cost reductions and technological improvements in such wireless communications products as cellular, PCS, wireless local loop ("WLL"), global satellite telephones and wireless data systems are contributing to this growth. Wireless communications systems can offer the functional advantages of wired systems without the costly and time consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. Rapidly emerging digital telecommunications standards and technology will provide the performance improvements necessary to address overcrowding of existing cellular systems and will provide increased functionality. Unless carriers adopt the emerging digital standards, they will be forced to build new cellular base station sites and continue to suffer from dropped calls due to the overcrowding problem. These standards include CDMA, which is predominately utilized in the United States, South Korea and is showing success in Japan and other countries, and GSM, adopted throughout Europe and many other countries. These new approaches are being utilized to provide cellular and PCS mobile services as well as fixed WLL networks. As demands for wireless communications subscriber services grow, service providers are offering digital handheld products and expanding the associated infrastructure. These factors, coupled with regulatory changes in the United States and abroad, as well as advances in wireless communications technology, are leading to substantial worldwide growth in existing systems and the emergence of new markets and applications.

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

     Traditional signal processing technologies include lumped element ("LC"), ceramic and bulk acoustic wave ("BAW") crystal filters, resonators and oscillators. While these basic approaches have been improved to address changing demands, the improvements have been largely incremental and evolutionary, rather than revolutionary. It is generally difficult to build traditional LC filters with the high selectivity and precision required by many new systems. In addition, most LC filters tend to drift in frequency and degrade in performance with changes in operating temperature. Conventional BAW crystal filters are difficult to build in the higher IF frequency ranges and increasing bandwidths required for many emerging communications applications because the crystal elements of these filters must be made increasingly thinner, resulting in a device that is both delicate and difficult to manufacture. Many conventional types of filters, including both BAW crystal and LC, which are suitable for filtering analog signals, may produce significant distortion when used to filter digital signals. Another inherent limitation of these traditional filter technologies is the inability to adequately reduce their physical size to suit many emerging applications.

     The SAW solution to signal processing relies on the propagation and interaction of acoustic waves on the surface of a piezoelectric crystal. SAW technology offers a number of advantages over competing technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals without significant distortion. Perhaps the most significant benefit inherent in SAW technology is the relative ease in producing large quantities of high precision components that are comparatively small in size and are passive (no current required). SAW devices are routinely manufactured for higher IF frequency ranges and broader bandwidths required for emerging systems. The range of signal bandwidths that can be accommodated with SAW technology is quite large, permitting SAW components to address almost all viable applications.

     As the use of wireless communications systems increases and new applications develop, there is a need for large quantities of IF signal processing components which can meet demanding performance, size and reliability requirements. SAW technology is an enabling solution, possessing all of these attributes, with applications in nearly all wireless communications systems.

Markets and Applications
------------------------
     SAW devices may be utilized in most applications which transmit or receive microwave or RF signals. Sawtek designs, manufactures and markets bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems to both domestic and international original equipment manufacturers ("OEMs") that integrate these products into receivers, transmitters and other equipment for commercial, industrial, military and space applications. Sawtek provides products to the following markets: communications, military and space systems and other markets.

     Communications
     --------------
     Applications for the communications market accounted for approximately 81% of Sawtek's net sales in 1998. The Company's communications product offerings consist primarily of IF bandpass filters for CDMA and GSM base station equipment and CDMA subscriber handsets. Additional applications include base station repeaters, global satellite systems, digital radios, and data and video applications. The Company offers many custom SAW components to serve these market applications.

     Cellular. In cellular applications, calls are placed through subscriber handsets by establishing a connection with a base station via RF channels in the 800-1000 MHz frequency range. The Company supplies IF bandpass filters for CDMA and GSM-based cellular base stations and for certain subscriber handset applications.

     PCS.  PCS  systems  are  enhanced  cellular  networks  which  operate  in a frequency band of 1,800 to 2,000 MHz and provide a broad range of telecommunications services. The Company supplies IF bandpass filters for CDMA and GSM-based PCS base station equipment, and bandpass filters for CDMA subscriber handsets.

     Wireless  Local Loop  ("WLL").  WLL systems  eliminate  the need for a wire
(loop) connecting users to the public switched telephone network by transmitting voice messages over radio waves for the "last mile" connection between the location of the customers' telephone and a base station connected to the network equipment. The Company supplies bandpass filters to both base station and subscriber handset applications for WLL.

     Data Communications. The data communications market encompasses a number of applications involving the transmission and reception of data through wired, wireless or satellite networks. As the usage of these networks increases, OEMs are pursuing broader bandwidths, faster data rates and improved data integrity. OEMs typically specify custom SAW filters based on these requirements and as a result, the Company designs unique products for each OEM. As international standards are adopted to meet these requirements, the Company will support both standard and custom applications. These applications include digital radio, wireless local area networks, handheld data terminals and global positioning systems.

     Video Transmission. OEM products utilizing relatively low frequency SAW filter designs for cable television ("CATV") head-end equipment are purchased worldwide by cable operating companies. Sawtek manufactures a variety of custom SAW devices to serve the various standards required by the worldwide video transmission market. Emerging technologies within the video transmission market include digital high definition television ("HDTV") and interactive television. The Company has designed custom products for both of these applications.

     Military and Space
     ------------------
     Sawtek has been a provider to the military and space systems markets since the Company's inception in 1979. Sawtek's components and subsystems can be found in major applications that include electronic warfare, defense communications, missile guidance, military and commercial space systems, radar and surveillance.

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

     The Company has been developing SAW-based chemical sensors for several years and has been a leading supplier of SAW resonators and delay lines used in sensor development programs. In February 1998, the Company acquired Microsensor Systems, Inc. of Bowling Green, Kentucky, a leading supplier in the developing SAW-based chemical sensor instrument market.

     Sawtek has a concentrated customer base with three customers that each accounted for over 15% of net sales in 1998. They are, in alphabetical order, Motorola, Nokia and Qualcomm. The Company's top 10 customers accounted for approximately 76% of net sales in 1998 and in 1997. The loss of any of these customers could have a material adverse effect on the Company's business, operating results and financial condition. There is no assurance that the Company will obtain future business from these customers.

Products
--------
     The Company has produced unique SAW products at frequencies ranging from 10 MHz to nearly 3 GHz. Products are organized into six product categories: bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and SAW chemical sensors. While some product standardization exists, the vast majority of the Company's products are custom developed for an individual application or customer, for which a non-recurring engineering ("NRE") fee is generally charged.

     Bandpass Filters
     ----------------
     Sawtek currently offers three types of SAW bandpass filters: bi-directional transversal, low loss transversal and coupled resonator filters.

     Bi-directional Transversal Filters. This class of filters represents the most widely used application of SAW technology. Because these filters operate over a fairly wide and useful frequency range (10 MHz to 2.5 GHz) and a relatively large range of possible fractional bandwidths (0.1% to 67% of the center frequency), they are the filter component of choice in many modern communications systems. The largest emerging market for this product is in support of cellular and PCS infrastructure and handheld subscriber applications. Numerous bi-directional filter products, supplied in low profile surface mount packages, have been produced for high volume subscriber applications such as CDMA-based cellular and PCS, WLL, WLAN and handheld data terminals.

     Low Loss Transversal Filters. Sawtek offers high performance, low loss transversal filters for use in both infrastructure and subscriber applications in CDMA and GSM-based digital cellular systems, wireless PBX, wireless handheld data terminals and WLANs.

     Coupled Resonator Filters. The Company offers coupled resonator filter products which include in-line coupled, waveguide coupled and combined mode resonator filters. The Company currently supplies filters of this type for use in GSM, PCS and numerous other commercial and military telecommunications systems.

     Resonators
     ----------
     The Company currently offers two types of resonators: SAW and surface transverse wave ("STW"). Products operating from 100 MHz to 1.5 GHz, are available and are generally used as stable, high-Q frequency control elements that determine the operating frequencies of oscillators. The Company generally chooses to offer these products for use in high performance commercial, military and space applications, where the demand for more stringent electrical requirements is not served by high volume SAW resonator manufacturers. In addition to offering these products as individual components, Sawtek's resonators are also used by the Company in the manufacture of its high performance oscillator products.

     Delay Lines
     -----------
     Sawtek currently offers SAW delay line products, consisting of non-dispersive, dispersive and multi-tap delay line configurations. Sawtek's delay line products are primarily used in military communications and electronic warfare applications, such as pulse expansion and compression radar. However, they also find uses in commercial applications, such as commercial avionics collision avoidance transponders, RF identification tag systems and wireless handheld data terminal products. All SAW delay lines make use of the fact that a surface acoustic wave travels 100,000 times more slowly than an electromagnetic wave. This permits SAW delay lines to be much smaller for a given signal delay than those of most competing technologies.

     Oscillators
     -----------
     Sawtek currently offers fixed frequency and voltage controlled oscillators based on both SAW and STW resonator technologies. Oscillators are used to generate a pure RF tone or signal. This signal often determines, directly or through frequency multiplication, the final operating frequency of the system in which it is used. Oscillators, in conjunction with additional circuitry, are also used in converting or mixing RF signals from one frequency to another. The Company's oscillators are used in high performance commercial and military applications such as instrumentation, avionics and electronic warfare.

     SAW-based Subsystems
     --------------------
     Among the  Company's  most  complex  and  highly  integrated  products  are
SAW-based subsystems. In general, these subsystems consist of key SAW components, surrounded by additional circuitry, that provide a higher level of system functionality than that provided by the SAW devices alone. These products are highly specialized and are custom developed for specific applications. Sawtek's subsystem products are largely used in military and space applications and include channelized filter banks, switched filter and delay line modules and pulse expansion and compression subsystems.

     SAW Chemical Sensor Products
     ----------------------------
     Through its wholly-owned subsidiary, Microsensor Systems, Inc., Sawtek has a line of SAW-based chemical sensor instruments for the chemical warfare market. The customer base for chemical agent detectors include the U.S. military, various Federal agencies, and state and local municipalities. Microsensor
Systems also offers an ethylene oxide detector that is commonly used in the hospital sterilization market and a fuel dilution meter for the oil analysis market. In addition, Sawtek continues to be a leading supplier of SAW resonators and delay lines used in sensor development programs throughout the world.

New Product Development
-----------------------
     The Company's research and development and engineering teams are developing new SAW-based products on an ongoing basis to serve the needs of our current and potential customers. Much of the effort is involved in reducing the size and increasing the performance of our devices. Examples of recent development efforts that are generating new revenue for the Company include filters for wireless LAN and WLL applications, and significantly smaller surface mount filters for GSM and CDMA applications.

     Sawtek has identified SAW chemical sensors and subsystems as a strategically promising technology for new product development. Substantial market opportunities exist in applications that include groundwater contamination analysis, process control, incipient fire detection, biosensors for medical applications, electronic noses, soil gas analysis, dry cleaning monitors, fugitive emission monitors, analysis of gases in bulk chemical storage containers, OSHA workplace health and safety monitoring and respirator alarm systems, and chemical warfare agent detection. The Company believes there is currently no widely available technology which meets all of the cost, performance and applications requirements for most of these areas. Thus, there is a need for a cost-effective technology that can be customized for specific applications. SAW chemical sensor systems have the potential for costing a fraction of currently available transportable analytical vapor testing equipment, while providing a suitable level of chemical selectivity and sensitivity, in an instrument that is handheld. These sensor systems could also be fitted with sampling attachments for sensing volatile organic compounds ("VOCs") in soil and water.

     A majority of Sawtek's sensor development work is being conducted through its subsidiary, Microsensor Systems, Inc. To date, Sawtek scientists have made fundamental improvements in three major technical areas necessary for product development, namely temperature compensation, polymer development and metrology.

     The SAW-based chemical sensor market is a developing market. For fiscal year 1998, sales of chemical sensor-based products are less then 3% of Sawtek's consolidated revenue. Sawtek successfully completed a Technology Reinvestment Program ("TRP") project for a gas and industrial application that allowed Sawtek to deliver a version of the instrument to a commercial chemical company. There is no assurance that the Company will be successful in developing new sensing products for commercial or military applications.

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

Manufacturing
-------------
     The manufacturing techniques utilized by the Company to produce its products are very similar to those used by the integrated circuit industry. In general, SAW devices are more straightforward to manufacture than most integrated circuits but involve certain highly complex and precise processes that are unique. While the Company controls a substantial portion of the manufacturing process, some activities are outsourced. The primary raw materials used to manufacture Sawtek's products, purchased from outside sources, include piezoelectric wafers and metal or ceramic packages used to house and protect the SAW die. Manufacturing scheduling and control is achieved through the use of a computer-based manufacturing resource planning ("MRP II") system. The Company segregates the manufacturing process into two functional areas: wafer fabrication and assembly.

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

     In 1996, the Company established a subsidiary in Costa Rica for the production of SAW components. In 1998, the Costa Rican subsidiary accounted for approximately 37.5% of net sales.

     The Company has built a new SMP production facility in Orlando, Florida and in Costa Rica to automate, in large part, the assembly process of SMP products. Utilizing robotic assembly equipment, the Company has automated the functions of SAW die attach, wire bond, package seal, hermetic leak test, electrical test and package marking.

Sales and Marketing
-------------------
     Due to OEM requirements for custom devices, the Company uses a team-based sales approach to develop relationships at multiple levels of the customer's organization, including management, engineering and purchasing. The Company utilizes 15 domestic and 10 international independent sales representatives to identify opportunities which are then managed by the Company's internal sales force. Direct sales are handled by the Company's sales and marketing personnel and management. The Company also utilizes distributors to generate additional sales for the Company's standard product families. Once an opportunity is identified, members of the Company's engineering design team and sales team coordinate close technical collaboration with the customer during the design and qualification phase of their program. The Company's executive officers are actively involved in all aspects of the sales and marketing process working closely with the senior management of its customers.

Foreign and Domestic Operations and Export Sales
------------------------------------------------
     See Notes 11 and 12 to Consolidated Financial Statements on pages F-15 and F-16.

Competition
-----------
     The markets for Sawtek's products are characterized by price competition, rapid technological change, product obsolescence and heightened global competition. Historically, the NRE investment required to produce a SAW design and technical incompatibility issues between various SAW suppliers has led many SAW customers to single source their requirements. In each of the markets for Sawtek's products, the Company competes with large international firms that have substantially greater financial, technical, sales, marketing, distribution and other resources than the Company. In addition, the Company may face competition from companies that currently produce SAW devices for their internal requirements, as well as from a number of the Company's customers that have the potential to develop an internal supply capability for SAW devices. The following North American companies compete with the Company to a greater or lesser degree depending on the strengths and product focuses of each company:

Andersen  Laboratories  (a  unit  of  Sawgrass  Microelectronics),   Phonon,  RF
Monolithics and Vectron. Competition from European companies principally includes Siemens Matsushita Components and Thomson Microsonics. The Company anticipates that it will experience increasing competition from Pacific Rim companies as it expands into handheld and other high volume subscriber applications. Major Asia suppliers of SAW-based products include Fujitsu, Murada, NDK, and several other Japanese and Korean manufacturers principally for their internal consumption. The Company expects competition to increase from both established and emerging competitors as well as from internal capabilities developed by certain customers. Additional competition could have a material adverse effect on the Company's business, results of operations and financial condition through price reductions, loss of market share and delays in the timing of customers' orders.

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

     Sawtek currently employs 25 scientists, technicians and consultants in its research and development efforts. In addition to its staff and consultants, Sawtek is involved in cooperative research with outside organizations, including individuals, research groups, universities, institutes and national laboratories. This approach allows Sawtek's research and development group to benefit from the ideas and talents of a group of scientists larger than Sawtek's internal staff, and to maintain a highly creative, stimulating intellectual environment for its scientists.

     Research and development expenses were $4.3 million in 1998, $3.8 million for 1997 and $2.0 million in 1996. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Proprietary Rights
------------------

     Sawtek relies on a combination of patents, copyrights and trade secrets to establish and protect its proprietary rights. Sawtek owns 13 U.S. patents (which expire from 2003 to 2015), relating to SAW device, oscillator, packaging technologies and SAW-based chemical sensors. Sawtek also owns a substantial body of proprietary techniques and trade secrets. Sawtek recognizes the benefits associated with developing a portfolio of corporate intellectual property, particularly during the new product development process, and is aggressively pursuing patents on several technologies. Over the past two years, 18 patent applications were filed and six patents have been issued. There can be no assurance that patents will issue from any of the pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology.

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

Backlog
-------
     Sawtek's backlog as of September 30, 1998 was approximately $15.8 million compared to the backlog at September 30, 1997 of $27.4 million. The Company has reduced customer delivery times significantly over the past two years through its capacity expansion efforts. Customers are now placing orders based on this reduced lead time resulting in a lower backlog compared to last year. The Company includes in its backlog only customer orders and certain purchase agreements with firmly scheduled deliveries within the subsequent 12 months. The Company expects to ship substantially all of its backlog by the end of fiscal 1999. Shortly after September 30, 1998, the Company received an order from a major customer for $4.6 million, which is to be shipped over a 27 month period. The Company's backlog is not necessarily indicative of future product sales, and the Company may be materially adversely affected by a delay or cancellation of a small number of purchase orders. Backlog cancellations are negotiated with each customer in writing and form a part of the contract with the customer.

     Most of the orders from the Company's largest customers allow the customer to cancel the order with a certain amount of required notice; and, from time to time, the Company has experienced cancellations of orders in backlog. This notice is negotiated with each customer and is generally related to the manufacturing cycle time of the product which the customer ordered, typically 60 to 90 days. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers over-order to secure delivery dates and eventually cancel orders, the customer may be subject to price renegotiation as a result of the lower quantity of units taken.

Employees
---------
     As of September 30, 1998, the Company had a total of 549 employees, including 370 in manufacturing and operations; 96 in research, development and engineering; 29 in quality assurance; 19 in sales and marketing; and 35 in administration. There are 151 employees located in San Jose, Costa Rica, 10 employees located in Bowling Green, Kentucky, and the remaining employees are based in Orlando, Florida. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

                         RISK FACTORS AND UNCERTAINTIES

     There are forward-looking statements in this report. Any statement relating to plans, intentions, expectations or other forward-looking expression is a forward-looking statement. The Company may make other forward-looking statements either orally or in writing in the future. A reader of this Form 10-K should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statement. The following "Risk Factors and Uncertainties" are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

     Dependence on Continuing Demand for Wireless Communications Services and CDMA Technology. Approximately 74% of the Company's net sales for 1998 and approximately 71% of net sales for 1997 were derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other force that causes a reduction in demand for wireless services may cause a reduction in the need for performance upgrades to existing base stations and in the installation of new base stations, which would have a material adverse effect on the Company's business, financial condition and results of operations. Approximately 46% of the Company's net sales for fiscal 1998 and approximately 54% of net sales for the fiscal 1997 were derived from base station applications. As base stations are installed and upgraded, domestically and internationally, the market for SAW devices installed in such base stations may ultimately become saturated. The life of SAW devices is typically in excess of 20 years, and a market for replacement devices for base stations may not develop.

     Sales of products for CDMA-based systems, including base stations and subscriber handset phones, accounted for approximately 56% of net sales in fiscal 1998 and approximately 48% of net sales for 1997. CDMA technology is relatively new to the marketplace and there can be no assurance that unforeseen complications will not arise in the scale-up and operation of CDMA-based systems that could materially delay or limit the commercial use or acceptance of CDMA technology. Such delay or limitation would have a material adverse effect on the Company's business, operating results and financial condition.

     Economic Turmoil in South Korea and Other Asian-Pacific Countries or Other Geographic Areas of the World and Risks Associated with International Operations. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession over the past year. Sawtek has grown its revenues over the past several years in part due to shipments to South Korean customers. In fiscal 1997, Sawtek's revenue to South Korean customers was approximately $13.4 million, equal to 16% of total revenue, and in fiscal 1998 it was approximately $14 million, or 14% of revenue. However, in the last quarter of fiscal year 1998, revenue from South Korean customers declined to $1.1 million or approximately 5% of total revenue. Sawtek has been informed by its major customers in South Korea that they are experiencing a slow down and that orders to Sawtek will be reduced in fiscal 1999 compared to fiscal 1998. Sawtek is uncertain, when or if, revenue from South Korean customers will return to levels experienced over the past two years.

     Some of the Company's other major customers are relying on growth in international markets, including Asia and Latin America, for sales of their products. If the economies in these regions continue to decline, it is likely that the demand for their products will be reduced, which will reduce the demand for Sawtek's products.

     Overall, Sawtek's revenue from international sales account for approximately 37%, 43% and 54% of net sales for fiscal 1998, 1997 and 1996, respectively. Nokia, based in Finland, accounted for approximately 15% of net sales. The sale of products in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, import-export regulations, customs matters, ability to secure credit and funding, longer payment cycles, foreign collection problems, political and transportation risks, as well as the previously mentioned economic turmoil. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade transactions. For a portion of foreign sales, the Company depends upon independent sales representatives who are not subject to the Company's control and are generally free to terminate their relationships with the Company on 30 days notice.

     Fluctuations in the Value of Foreign Currency. Over the past year, the valuations of many foreign currencies have devalued relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries over the past year. The stronger U.S. dollar has made it more difficult for companies in these countries to purchase U.S. products and it has made it more difficult for Sawtek to compete against SAW producers based in these countries.

     The Company's international sales are generally denominated in U.S. dollars. However, the Company may be required in the future, due to competition, to denominate sales in the foreign currencies of certain countries. As a result, fluctuations in currency exchange rates may have a significant effect on the Company's sales, even in the absence of an increase or decrease of unit sales to foreign customers. A strong U.S. dollar could have a material adverse effect on the Company's ability to compete internationally. The Company has not, to date, engaged in hedging a portion of its foreign exchange risk. If, however, any of the Company's future international sales are denominated in foreign currencies, the Company may find it necessary to engage in rate hedging activities with respect to certain exchange rate risks. There can be no assurance that the Company will engage in such exchange rate hedging or that any such activities will successfully protect against such risks.

     Dependence on a Limited Number of Customers. Historically, a limited number of customers have accounted for a significant portion of the Company's net sales. In both fiscal 1998 and fiscal 1997, sales to the Company's top 10 customers accounted for approximately 76% of net sales. In 1998, the Company's top four customers accounted for approximately 17%, 15%, 15% and 9% of net sales. In 1997, the Company's top four customers accounted for approximately 14%, 12%, 11% and 11% of net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future. In addition, a substantial portion of the Company's products are designed to address the needs of individual customers. Accordingly, the Company's future success depends largely upon the decisions of the Company's current customers to continue to purchase products from the Company, as well as the decisions of prospective customers to develop and market systems that incorporate the Company's products.

     Adverse developments relating to the wireless communications market involving one or more of the Company's large customers, including litigation among such customers, could have an adverse effect on the market price of the Company's Common Stock even though the actual impact of such developments could be immaterial to the Company's results of operations and financial condition.

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

     The markets for products offered by the Company are characterized by rapidly changing technology and evolving industry standards. If technology supported by the Company's products becomes obsolete or fails to gain widespread commercial acceptance, the Company's business may be materially adversely affected. Accordingly, the Company believes that continued significant expenditures for research and development will be required. In the past, the Company has depended on customer funded non-recurring engineering charges for a significant portion of its product development expenditures. There can be no assurance that such customer funding will continue in the future, which may require the Company either to reduce the scope of its product development or allocate increased internal resources for such purposes. If the Company is unable to design, develop and introduce competitive products on a timely basis, its future financial condition and operating results could be materially adversely affected. Competing technologies, including digital filtering technology, could develop which could replace or reduce the use of SAW technology for certain applications. Any development of a cost effective, new technology that replaces SAW filtering technology could have a material adverse effect on the Company's business, financial condition and results of operations.

     Pressure on Gross Profit Margins. The markets for the Company's products are intensely competitive and are characterized by price competition, rapid technological change, product obsolescence and heightened domestic and international competition. In each of the markets for the Company's products, the Company competes with large international companies that have substantially greater financial, technical, sales, marketing, distribution and other resources than the Company. In addition, the Company may face competition from companies that currently manufacture SAW devices for their own internal requirements, as well as from a number of the Company's customers that have the potential to develop an internal supply capability for SAW devices. The Company expects competition to increase from both established and emerging competitors, as well as from internal capabilities developed by certain customers. The Company also believes that a significant source of competition may come from alternative technological approaches. The Company's ability to compete effectively in its target markets depends on a variety of factors both within and outside of the Company's control, including timing and success of new product introductions by the Company and its competitors, availability of manufacturing capacity, the rate at which customers incorporate the Company's components into their products, the Company's ability to respond to price decreases, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     Lower Average Selling Prices on Sawtek's Products. There is a trend toward lower average selling prices for base station filters due to competitive pricing pressures and to the use of the newer surface mount package SAW filters for GSM applications that are smaller and less expensive than previous generation filters. The Company believes that the conversion to lower price, surface mount package filters may also occur in the CDMA base station market in the future. The Company believes that its revenue from base station filters will be lower in fiscal 1999 compared to fiscal 1998. The Company believes that its sales of SAW filters for subscriber handsets in the CDMA market will increase in fiscal 1999 compared to fiscal 1998, however, the Company is uncertain whether the additional revenue from handset filters will offset the projected lower revenue from base station filters in fiscal 1999. Handset filters typically produce lower gross margins than the gross margins produced by base station filters. Prices for handset filters will also decline as they become smaller and as competitive pricing pressure increases.

     Risks Associated with Costa Rica Operations. The Company bears significant manufacturing risks associated with its operations in San Jose, Costa Rica. During 1998, shipments from Sawtek's Costa Rican operation accounted for approximately 37.5% of consolidated net sales, 38.8% of operating income and 29.8% of total fixed assets. Operating a production facility in Costa Rica carries unknown risks of disruption resulting from government intervention, wars, currency devaluation, labor disputes, earthquakes, volcanic eruption, floods or other events. Any such disruptions could have a material adverse effect on the Company's business, results of operations and financial condition.

     Limited Sources of Supply. The Company has a limited number of suppliers for certain critical raw materials, components and equipment used by the Company in manufacturing SAW devices. While historically the Company has not experienced difficulty in obtaining needed supplies and equipment, synthetic crystal material and wafer fabrication equipment could potentially be difficult to obtain. The synthetic quartz material used by the Company, and purchased from third parties, may require up to six months to grow. Currently, few wafer producers have the expertise and capacity necessary to satisfy the Company's wafer requirements. A failure by the Company to anticipate its needs for high quality quartz could result in a shortage of quartz material available to the Company. If the Company is unable to satisfy its requirements for quartz or other raw materials or to obtain and maintain appropriate equipment, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to secure adequate supplies of materials.

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

     Volatility of Stock Price. There has been significant volatility in the market price of the Company's Common Stock, as well as in the market price of securities of technology-based companies and the U.S. stock market overall. Factors such as announcements of new products by the Company or its competitors, variations in the quarterly operating results of the Company and its customers and competitors, the gain or loss of significant contracts, announcements of technological innovations or acquisitions by the Company or its competitors, changes in analysts' financial estimates of the Company's performance, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry, or general economic or stock market conditions unrelated to the Company's operating performance may have a significant impact on the market price of the Common Stock.

     Certain Anti-Takeover Provisions. Certain anti-takeover provisions of the Florida Business Corporation Act could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit or depress the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company is also authorized to issue preferred stock, with rights senior to the Common Stock, without the necessity of shareholder approval and with such rights, preferences and privileges as the Company's Board of Directors may determine. Although the Company has no present plans to issue these shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

     Absence of Dividends. The Company has historically not paid dividends on its Common Stock. Because the Company believes it may require additional capital in the future, the Company currently intends to retain its earnings and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


ITEM 2.  PROPERTIES
-------------------
     The Company's principal administrative, engineering and manufacturing facilities are located in one owned building of approximately 93,000 square feet and one leased building of approximately 1,365 square feet, both located in Orlando, Florida. The Company also has a production facility in San Jose, Costa Rica located in a 31,690 square foot Company-owned facility. The Company also has a 7,600 square foot leased facility in Bowling Green, Kentucky used for its chemical sensor development operation and a vacant 23,000 square foot leased warehouse/office building in Pittsburgh, Pennsylvania that is being marketed to potential tenants. The Company believes its facilities are adequate to meet its current needs and that suitable additional or alternative space will be available, as needed, on commercially reasonable terms. The Company's Orlando facility is encumbered by an Industrial Development Revenue Bond maturing in 2010.

     Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     There were no material legal proceedings either by or against the Company during fiscal 1998 or ongoing as of the date of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

     The Securities and Exchange Commission recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-14(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the company's management would be permitted to use their discretionary authority at the company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline is October 28, 1998.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS
--------------------------------------------------------------------------
     The shares of the Company are quoted on the Nasdaq National Market under the symbol "SAWS." The following table sets forth the high and low sales price per share of the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                  High               Low
                                                 -------           -------
Fiscal Year Ended September 30, 1997
   1st Quarter                                   $42.75            $23.75
   2nd Quarter                                    46.50             28.00
   3rd Quarter                                    37.75             24.00
   4th Quarter                                    49.875            32.75
Fiscal Year Ended September 30, 1998
   1st Quarter                                    46.75             21.00
   2nd Quarter                                    31.00             20.9375
   3rd Quarter                                    32.50             12.375
   4th Quarter                                    19.25             10.25


     The last reported sale price of the Common Stock on the Nasdaq National Market on September 30, 1998 was $14.125 per share.

     As of October 30, 1998 there were 20,858,597 shares of the Company's Common Stock outstanding (net of 475,500 shares held in treasury stock) held by approximately 150 shareholders of record. Many shareholders hold their shares in "street name." The Company believes it has more than 6,000 beneficial owners of its Common Stock.

     Historically, the Company has not paid dividends on its Common Stock. Because the Company believes it may require additional capital in the future, the Company currently intends to retain its earnings and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     The following is a summary of selected financial data of the Company and its subsidiaries as of and for each of the five years ended September 30, 1998. The historical consolidated financial data has been derived from the historical financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere herein. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

Consolidated Statements of Income Data:

                                                                               Year Ended September 30,
                                                             --------------------------------------------------------
                                                             1998          1997         1996        1995         1994
                                                             ----          ----         ----        ----         ----
                                                                        (in thousands, except per share data)
Net sales                                                  $ 97,700      $ 85,041     $ 59,173    $ 32,473     $ 20,301
Cost of sales                                                44,811        38,569       28,338      14,148        9,816
                                                           --------      --------     --------    --------     --------
Gross profit                                                 52,889        46,472       30,835      18,325       10,485
Operating expenses:
  Selling expenses                                            6,008         5,384        4,024       3,139        2,689
  General and administrative expenses                         4,497         5,646        5,927       3,462        3,302
  ESOP compensation expense                                     196           196       12,925         782          610
  Research and development expenses                           4,285         3,756        1,954       1,669        1,116
                                                           --------      --------     --------    --------     --------
            Total operating expenses                         14,986        14,982       24,830       9,052        7,717
                                                           --------      --------     --------    --------     --------
  Operating income                                           37,903        31,490        6,005       9,273        2,768
  Interest expense                                              214           237          264         435          302
  Other income                                               (3,756)       (2,022)        (607)       (291)         (55)
                                                           --------      --------     --------     -------     --------
  Income before income taxes                                 41,445        33,275        6,348       9,129        2,521
  Income taxes                                               15,240        12,556        6,568       3,405          935
                                                           --------      --------     --------     -------     --------
  Net income (loss)                                        $ 26,205      $ 20,719     $   (220)    $ 5,724     $  1,586
                                                           ========      ========     ========     =======     ========

  Net income (loss) per share - basic (1)                  $   1.24      $   1.01     $  (0.01)    $  0.41     $   0.10
                                                           ========      ========     ========     =======     ========
  Net income (loss) per share - diluted (1)                $   1.21      $   0.97     $  (0.01)    $  0.31     $   0.08
                                                           ========      ========     ========     =======     ========
  Shares used in per share calculations - basic              21,180        20,546       17,367      13,908       15,955
                                                           ========      ========     ========     =======     ========
  Shares used in per share calculations - diluted            21,678        21,334       20,243      18,271       19,464
                                                           ========      ========     ========     =======     ========

(1)Computed on the basis described in Notes to Consolidated Financial Statements.

                                                                              September 30,
                                                       ----------------------------------------------------------
                                                       1998          1997         1996           1995        1994
                                                       ----          ----         ----           ----        ----
                                                                             (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
 investments                                         $ 84,131      $ 58,073     $ 27,743       $ 2,821      $ 2,687
Working capital                                        98,929        68,658       36,307         7,490        5,353
Total assets                                          148,710       120,506       75,524        23,802       11,737
Long-term debt, less current maturities                 2,169         2,868        3,907         6,916        4,235
Total shareholders' equity                            123,877        98,218       62,086       (20,265)      (5,374)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS
---------------------------------------------------------------------
     The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the fiscal year ending on that date.

Overview
--------
     The Company was incorporated in January 1979 to design, develop, manufacture and market a broad range of electronic components based on SAW technology and used in telecommunications, data communications, video transmission, military and space systems and other applications. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and chemical sensors. The Company's products were initially concentrated in the military and space systems market, with over half of net sales in 1992 attributable to this market segment. Since then, the Company made a strategic decision to target commercial markets, which accounted for approximately 92% of its net sales in 1998. The Company has also witnessed significant growth in its international markets over the last five years. International sales represented less than 20% of net sales in 1992, 43% of net sales in 1997 and approximately 37% of net sales in 1998.

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

     Net sales increased 43.7% from 1996 to 1997, and 14.9% from 1997 to 1998. The growth in net sales is attributable to growth in the wireless communications market to which the Company supplies SAW bandpass filters for cellular and PCS telephone base stations and handheld subscriber telephones. The Company has a broad product line of SAW filters and other components with average selling prices ranging from under $2 to more than $300.

     For both 1998 and 1997, net sales to the Company's top 10 customers accounted for approximately 76% of net sales with the top four customers accounting for approximately 56% of net sales in 1998, compared to 48% in 1997. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its net sales in the foreseeable future.

     During 1998, and in particular in the 4th quarter of the fiscal year, the Company experienced the impact of several factors that caused it to have lower revenue and profits than the Company originally contemplated. The factors affecting the Company include the continued financial turmoil in South Korea, Asia and other developing markets; currency fluctuations that have resulted in a strong dollar compared to the Japanese yen, which affect the Company's ability to compete with Japanese suppliers of surface acoustic wave devices; reduced prices on GSM base station filters due to the conversion to next generation products which are smaller, less expensive, surface mount filters; and a lowered forecast for the fourth quarter of fiscal 1998 for CDMA filters for both base station and handset filters from several of the Company's customers. As a result, the Company took steps to match production capacity to anticipated customer demand including: i) elimination of its weekend work shifts in June 1998, which were primarily staffed with temporary employees, ii) reduction of certain general and administrative costs and iii) transition of more production to the Costa Rica operation.

     The Company believes that the financial turmoil in Asia will continue to impact the Company in fiscal 1999 and that other factors may impact sales and results of operations throughout the year. The Company is uncertain if the cost savings measures enacted in late fiscal 1998 will be sufficient to offset the impact of potential revenue reductions.

Results of Operations
---------------------
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of income to net sales:

                                                            Percentage of Net Sales
                                                            -----------------------
                                                            Year Ended September 30,
                                                      -----------------------------------
                                                      1998           1997            1996
                                                      ----           ----            ----
Net sales . . . . . . . . . . . . . . . . . . .       100.0%         100.0%          100.0%
Cost of sales . . . . . . . . . . . . . . . . .        45.9           45.4            47.9
                                                      -----          -----           -----
Gross margin  . . . . . . . . . . . . . . . . .        54.1           54.6            52.1
Operating expenses:
  Selling expenses  . . . . . . . . . . . . . .         6.1            6.3             6.8
  General and administrative expenses . . . . .         4.6            6.6            10.0
  ESOP compensation expense . . . . . . . . . .         0.2            0.2            21.9
  Research and development expenses . . . . . .         4.4            4.4             3.3
                                                      -----          -----           -----
            Total operating expenses  . . . . .        15.3           17.5            42.0
                                                      -----          -----           -----
Operating income  . . . . . . . . . . . . . . .        38.8           37.1            10.1
Interest expense  . . . . . . . . . . . . . . .         0.2            0.3             0.4
Other income  . . . . . . . . . . . . . . . . .        (3.8)          (2.4)           (1.0)
                                                      -----          -----           -----
Income before income taxes  . . . . . . . . . .        42.4           39.2            10.7
Income taxes  . . . . . . . . . . . . . . . . .        15.6           14.8            11.1
                                                      -----          -----           -----
Net income (loss) . . . . . . . . . . . . . . .        26.8%          24.4%           (0.4)%
                                                      =====          =====           =====

Comparison of Years Ended September 30, 1997 and 1998
-----------------------------------------------------
     Net Sales. Net sales increased 14.9% from $85.0 million in 1997 to $97.7 million in 1998. The increase was due to an increase in shipments of CDMA subscriber handset filters which increased from 16% of net sales in 1997 to 28% of net sales in 1998. Sales of GSM base station filters declined from $16.1 million in 1997 to $14.8 million in 1998 due to the conversion to smaller, lower cost, surface mount package filters in 1998 compared to larger, higher dollar, dual-in-line package filters sold in 1997. Sales of CDMA base station filters were essentially unchanged from last year. International sales decreased from 43% of total sales in 1997 to 37% of total sales in 1998 due to the economic recession in Asia and reduced sales of GSM base station filters to European customers. Sales to South Korean customers decreased from 16% of total revenue in 1997 to 14% of total revenue in 1998 and sales in the fourth quarter of 1998 dropped to approximately 5% of total sales due to the economic turmoil experienced in that country and the slow down in consumer and industrial spending. Sales for military and space systems decreased from $9.8 million in 1997 to $8.8 million in 1998.

     Gross Margin. Gross margin decreased slightly from 54.6% in 1997 to 54.1% in 1998 due to lower gross profit margin on filters for subscriber handsets, which increased as a percentage of overall revenue, lower gross profit margin on surface mount GSM base station filters and competitive pricing pressure. Offsetting these factors were improvements in manufacturing automation, improved yields and higher productivity per worker in 1998 compared to 1997. The Company believes that gross profit margins will decline in fiscal 1999 due to a shift in product sales to lower profit margin subscriber handset filters and competitive pricing pressure.

     Selling Expenses. Selling expenses increased 11.6% from $5.4 million in 1997 to $6.0 million in 1998 due to commissions paid to independent sales representatives and increased costs for the internal sales personnel and related expenses. Selling expenses decreased as a percentage of overall sales from 6.3% in 1997 to 6.1% in 1998.

     General and Administrative Expenses. General and administrative expenses decreased 20.4% from $5.6 million in 1997 to $4.5 million in 1998 due to reduced corporate administrative staff in 1998 compared to 1997, lower bonus payments and no grants of compensatory stock options in 1998 compared to 1997.

     Research and Development Expenses. Research and development expenses increased 14.1% from $3.8 million in 1997 to $4.3 million in 1998 due to additional personnel and expanded research and development efforts, particularly for the development of SAW-based chemical sensors. The Company anticipates that research and development expenses will continue to increase in total dollars as personnel and programs are added. A significant portion of the Company's development activities are conducted in connection with the design and development of custom devices, which are paid for by customers and are classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

     Interest Expense and Other Income. Interest expense decreased from $237,000 in 1997 to $214,000 in 1998 due to repayment of debt. Other income increased in 1998 due to interest earned on the higher cash and investment balances in 1998 compared to 1997.

     Income Tax Expense. The provision for income taxes as a percentage of income before tax was 36.8% in 1998 compared to 37.7% in 1997. The slightly lower effective tax rate for 1998 relates to increased interest earned on tax-exempt securities, benefit from the Company's foreign sales corporation and a lower effective rate for state income taxes. The Company expects that its effective tax rate will be between 34% and 36% for fiscal 1999.

Comparison of Years Ended September 30, 1996 and 1997
-----------------------------------------------------
     Net Sales. Net sales increased 43.7% from $59.2 million in 1996 to $85.0 million in 1997. The increase was a result of increased product shipments to the wireless communications market, specifically sales of high volume filters for base station applications and subscriber handsets based on CDMA technology for the telecommunications industry. International sales increased by $5.2 million in 1997 compared to 1996 principally due to increased product shipments to Korea. Sales of military and space systems decreased from 15% of net sales in 1996 to 12% of net sales in 1997 due to the increase in overall net sales. The dollar volume of military sales, however, actually increased from $8.7 million to $9.8 million from 1996 to 1997.

     Gross Margin. Gross margin increased from 52.1% in 1996 to 54.6% in 1997 primarily due to improved yields, lower manufacturing costs associated with the Costa Rican operation and economies of scale with the increased volume.

     Selling Expenses. Selling expenses increased 33.8% from $4.0 million in 1996 to $5.4 million in 1997, and decreased as a percentage of net sales at 6.3% in 1997 compared to 6.8% in 1996. The increased cost is a result of commissions paid to independent sales representatives associated with the higher sales volume and increased cost for additional sales personnel and related expenses.

     General and Administrative Expenses. General and administrative expenses decreased 4.7% from $5.9 million in 1996 to $5.6 million in 1997, and decreased as a percentage of net sales from 10.0% to 6.6% for the same periods. The net decrease was due to higher expenses incurred in 1996 for start-up costs for the Costa Rica operation and compensatory stock option expense.

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

     Research and Development Expenses. Research and development expenses increased 92.2% from $2.0 million in 1996 to $3.8 million in 1997. These expenses increased due to additional personnel and expanded research and development efforts. A significant portion of the Company's development activities are conducted in connection with the design and development of custom devices, which are paid for by customers and are classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

     Interest Expense and Other Income. Interest expense decreased from $264,000 in 1996 to $237,000 in 1997 due to repayment of debt. Other income represents interest income and non-operating expenses. Other income increased as the Company recorded increased interest income earned on its cash balances during 1997.

     Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 37.7% for 1997. In 1996, the Company incurred a non-deductible charge for ESOP compensation expense of approximately $12.9 million. Had it not been for this charge, the tax provision would have been approximately 37% for this period.

Liquidity and Capital Resources
-------------------------------
     The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, financing of growth in accounts receivable and inventory, investment in product development activities and new technologies, repurchase of Common Stock and potential acquisitions of new technologies or compatible companies. For 1998, the Company generated net cash from operating activities of $39.4 million consisting primarily of net income of $26.2 million, $6.0 million of depreciation and amortization, $9.4 million of increases in current and deferred taxes, partially offset by increases in inventory of $1.3 million and a decrease in accounts payable and accrued liabilities of $2.0 million. Cash flow from operations was $35.3 million and $13.6 million in 1997 and 1996, respectively.

     The Company has a credit line agreement totaling $20.0 million from SunTrust Bank, Central Florida, N.A. renewable annually. There was no balance outstanding on this credit line at September 30, 1998.

     The Company made capital expenditures of $7.9 million during 1998 compared to $14.6 million and $24.4 million in 1997 and 1996, respectively. The Company plans to spend between $8.0 million and $12.0 million in 1999 on capital equipment and facilities.

     The Company repurchased 385,500 shares of its Common Stock for $4.6 million in the fourth quarter of fiscal 1998 through open market purchases. In August 1998, the Board of Directors authorized to repurchase up to 1,000,000 shares of Common Stock which includes the 385,500 repurchased in fiscal 1998. The Company expects to continue to repurchase shares of its Common Stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock related benefit programs.

     The Company believes that its present cash position, together with its credit facility and funds expected to be generated from operations, will be sufficient to meet its working capital and other cash requirements through 1999. Thereafter, the Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company, if at all.

Foreign Operations and Export Sales
-----------------------------------
     The Company established a subsidiary in Costa Rica in 1996, began operations in the second quarter and commenced shipments in the third quarter of 1996. As of September 30, 1998, the Company had a net investment of approximately  $14.9  million  in this  operation  and  recorded  net  sales  of approximately $36.6 million with an operating profit of approximately $14.7 million for 1998 compared to a net investment of $13.4 million at September 30, 1997, net sales of $28.4 million for 1997 and an operating profit of $13.4 million for 1997. The functional currency for the Costa Rican subsidiary is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, the Company established a "foreign sales corporation" pursuant to the applicable provisions in the Internal Revenue Code to take advantage of income tax reductions on export sales. Through September 30, 1998, the cost to operate this subsidiary was less than $10,000, and it has less than $10,000 in identifiable assets.

     International sales are denominated in U.S. dollars and represented 37%, 43% and 54% of net sales for the years ended September 30, 1998, 1997 and 1996, respectively. Sales to the European market accounted for 18%, 22%, and 38% for these same periods, respectively and sales to the Asian and Pacific Rim markets, principally to South Korea were 16%, 17% and 9% for these same periods, respectively. See Notes 11 and 12 to the Consolidated Financial Statements.

Recently Issued Accounting Standards
------------------------------------
     Please see Note 1 to the Consolidated Financial Statements for a discussion of new pronouncements.

Impact of Inflation on the Company
----------------------------------
     Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Year 2000 Compliance
--------------------
     The Year 2000 issue relates to the method used by computer systems and software for displaying dates using two digits to represent a four-digit year. Computer hardware and software describes traditional information technology systems such as enterprise resource planning systems, accounting systems, fax servers, print servers, desktop computers and applications, telephone/PBX systems, as well as other systems such as manufacturing equipment, facilities equipment and security systems. Some of Sawtek's computer hardware and software may recognize a year represented by "00" as 1900 instead of 2000. This could result in unexpected behavior in the affected hardware or software. These systems will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements.

Sawtek's State of Readiness
---------------------------
     Sawtek's Year 2000 inventory, assessment, remediation and testing began in January 1998 and is planned to be completed in June 1999. As of October 30, 1998, it is estimated that 50% of the issues that are necessary for a successful Year 2000 transition are resolved. The remaining 50% of the issues are in progress and are planned to be completed by June 1999.

     To certify Year 2000 compliance, Sawtek employed two methods. Vendor certification was the primary method utilized. In order for a system to be considered compliant from vendor certification, Sawtek required a written statement from the vendor, as well as a description of the testing methods used. If this information was not available or was not considered thorough enough, Sawtek performed an internal test. These tests include the use of a certified hardware test program, the examination of the software source code by Sawtek's Software Engineering department or Information Systems department and advancing the date past January 1, 2000.

     Sawtek also surveyed key suppliers. As of October 30, 1998, 90% of those surveyed have responded. Of those surveyed, 70% are either already compliant or will be compliant by Q4 1998. The remainder expect to be compliant some time in 1999. No suppliers responded that they would fail to be Year 2000 compliant.

     Sawtek is in the process of surveying key customers. The results of this survey are expected to be completed by December 1998.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------
     The bulk of the Company's costs to address Year 2000 issues are internal staff time estimated at less than $100,000 for the past fiscal year and the cost to upgrade its main MRP software which is certified as Year 2000 compliant. The cost of this upgrade, which was purchased in fiscal 1998, was $48,000. The estimated cost to complete the Year 2000 compliance and transition is less than $200,000 for fiscal 1999, which will be funded out of fiscal 1999 operating cash flow.

The Risks of the Company's Year 2000 Issues
-------------------------------------------
     The Company's products are not date sensitive and therefore are not subject to Year 2000 defects or problems. The Company believes that its primary manufacturing, engineering, and financial and administrative systems are Year 2000 compliant. The greatest potential risk from Year 2000 issues relates to a major supplier or customer whose systems are not Year 2000 compliant and who may be unable to meet delivery requirements for an important raw material or equipment or who may not be able to accept shipment of the Company's products until they correct their Year 2000 problem.

     The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company's Contingency Plans
-------------------------------
     The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by June 30, 1999.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     See Index to Consolidated Financial Statements, which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
     None.

Index to Consolidated Financial Statements
------------------------------------------
Report of Ernst & Young LLP, Independent Auditors...........................F-2
Consolidated Balance Sheets.................................................F-3
Consolidated Statements of Income (Loss)....................................F-4
Consolidated Statements of Shareholders' Equity.............................F-5
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..................................F-7

Financial Statement Schedules
-----------------------------
     All required information is included in the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Sawtek Inc. and subsidiaries

         We have audited the accompanying consolidated balance sheets of Sawtek Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sawtek Inc. and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP


Orlando, Florida
October 23, 1998

                                      Sawtek Inc. and Subsidiaries
                                      Consolidated Balance Sheets
                            (dollars in thousands, except per share data)
                                                  ASSETS
                                                                                      September 30,
                                                                                    ----------------
                                                                                    1998        1997
                                                                                    ----        ----
Current Assets:
  Cash, cash equivalents, and short-term investments                              $ 84,131    $ 58,073
  Accounts receivable net of allowance for doubtful accounts and
    returns of $1,399 at September 30, 1998 and $684 at September 30, 1997          11,569      12,327
  Inventories                                                                        8,453       7,120
  Deferred income taxes                                                              1,179       1,275
  Other current assets                                                               1,075         671
                                                                                  --------    --------
            Total current assets                                                   106,407      79,466
Other assets                                                                           109         150
Property, plant and equipment, net                                                  42,194      40,890
                                                                                  --------    --------
            Total assets                                                          $148,710    $120,506
                                                                                  ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                $  1,830    $  2,887
  Accrued wages and benefits                                                         3,198       3,391
  Other accrued liabilities                                                          1,912       2,672
  Current maturities of long-term debt                                                 469       1,790
  Income taxes payable                                                                  69          68
                                                                                  --------    --------
            Total current liabilities                                                7,478      10,808
Long-term debt, less current maturities                                              2,169       2,868
Deferred income taxes                                                               15,186       8,612
Shareholders' Equity:
  Common Stock; $.0005 par value; 120,000,000 authorized shares;
  issued and outstanding shares 21,334,097 at September 30, 1998
  and 20,931,616 at September 30, 1997                                                  11          11
  Capital surplus                                                                   72,816      68,937
  Unearned ESOP compensation                                                          (975)     (1,171)
   Retained earnings                                                                56,646      30,441
  Less Common Stock held in treasury,  at cost;  385,500 shares at
   September 30, 1998, none at September 30, 1997                                   (4,621)
                                                                                  --------    --------
            Total shareholders' equity                                             123,877      98,218
            Total liabilities and shareholders' equity                            $148,710    $120,506
                                                                                  ========    ========

                              See notes to consolidated financial statements

                                      Sawtek Inc. and Subsidiaries
                                Consolidated Statements of Income (Loss)
                                 (in thousands, except per share data)
                                                                             Year Ended September 30,
                                                                        --------------------------------
                                                                        1998           1997         1996
                                                                        ----           ----         ----
Net sales                                                             $ 97,700       $ 85,041     $ 59,173
Cost of sales                                                           44,811         38,569       28,338
                                                                      --------       --------     --------
Gross profit                                                            52,889         46,472       30,835
Operating expenses:
  Selling expenses                                                       6,008          5,384        4,024
  General and administrative expenses                                    4,497          5,646        5,927
  ESOP compensation expense                                                196            196       12,925
  Research and development expenses                                      4,285          3,756        1,954
                                                                      --------       --------     --------
            Total operating expenses                                    14,986         14,982       24,830
                                                                      --------       --------     --------
Operating income                                                        37,903         31,490        6,005
Interest expense                                                           214            237          264
Other income                                                            (3,756)        (2,022)        (607)
                                                                      --------       --------     --------
Income before income taxes                                              41,445         33,275        6,348
Income taxes                                                            15,240         12,556        6,568
                                                                      --------       --------     --------
Net income (loss)                                                     $ 26,205       $ 20,719     $   (220)
                                                                      ========       ========     ========

Net income (loss) per share - basic                                   $   1.24       $   1.01     $  (0.01)
                                                                      ========       ========     ========
Net income (loss) per share - diluted                                 $   1.21       $   0.97     $  (0.01)
                                                                      ========       ========     ========
Shares used in per share calculations - basic                           21,180         20,546       17,367
                                                                      ========       ========     ========
Shares used in per share calculations - diluted                         21,678         21,334       20,243
                                                                      ========       ========     ========

                                         See notes to consolidated financial statements.



                                                          Sawtek Inc. and Subsidiaries
                                                 Consolidated Statements of Shareholders' Equity
                                                                  (in thousands)
                               6% Cumulative                                     Unearned      Retained
                                 Preferred       Common Stock        Capital       ESOP        Earnings   Treasury Stock
                              Shares   Amount   Shares   Amount      Surplus   Compensation    (Deficit)  Shares   Amount
                              ------   ------   ------   ------      -------   ------------    ---------  ------   ------
Balance at October 1, 1995      150    $  300    5,415    $  4       $ 1,942                  $(22,502)
  Net loss                                                                                        (220)
  Reclassification of
    redeemable ESOP
    Common Stock in
    connection with the
    initial public offering                      9,843       5         1,851     $ (3,023)      33,287
  ESOP allocation                                                     11,269        1,656
  Sale of Common Stock in
    the initial public                           3,000       2        35,218
    offering
  Sale of Common Stock
    other than in the initial
    public offering                              1,813                   382
  Purchase of Common Stock                         (56)                  (21)                     (145)
  Compensatory stock option
    tax benefit                                                        2,021
  Stock option compensation                                              195
  Preferred stock dividends                                                                        (27)
  Redemption of preferred
     stock                     (150)     (300)       9                   200
                               ----    ------   ------    ----       -------     --------     --------    ------   -------
Balance at Sept. 30, 1996                       20,024      11        53,057       (1,367)      10,393
  Net Income                                                                                    20,719
  Sale of Common Stock                             908                10,627
  Compensatory stock option
    tax benefit                                                        4,700
  Stock option compensation                                              553
  ESOP allocation                                                                     196
  Adjustment for the net loss
    of  MSI for the three
    months ended
    September 30, 1997                                                                            (671)
                               ----    ------   ------    ----       -------     --------     --------    ------   -------
Balance at  Sept. 30, 1997                      20,932      11        68,937       (1,171)      30,441
  Net income                                                                                    26,205
  Sale of Common Stock                             402                 1,171
  Compensatory stock option
     tax benefit                                                       2,708
  Purchase of treasury stock                                                                                 386   $(4,621)
  ESOP allocation                                                                     196
                               ----    ------   ------    ----       -------     --------     --------    ------   -------
Balance at Sept. 30, 1998                       21,334    $ 11       $72,816     $  ( 975)    $ 56,646       386   $(4,621)
                               ====    ======   ======    ====       =======     ========     ========    ======   =======

                                                     See notes to consolidated financial statements.


                                              Sawtek Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows
                                                      (in thousands)
                                                                                    Year Ended September 30,
                                                                                   --------------------------
                                                                                   1998       1997       1996
                                                                                   ----       ----       ----
Operating activities:
Net income (loss)                                                               $ 26,205    $ 20,719   $  (220)
Adjustments  to reconcile  net income  (loss) to net cash
 provided by operating activities:
    Depreciation and amortization                                                  6,036       3,995     2,179
    Deferred income taxes                                                          6,670       7,646       402
    ESOP allocation                                                                  196         196    12,925
    Stock option compensation                                                                    553       195
    Loss on disposal of fixed assets                                                 616          87
    Changes in operating assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                                             758      (3,656)   (2,959)
     Inventories                                                                  (1,333)       (464)   (3,288)
     Other current assets                                                           (404)       (155)     (370)
     Increase (decrease) in liabilities:
     Accounts payable                                                             (1,057)        764     1,064
     Accrued liabilities                                                            (953)      1,701     1,427
     Income taxes payable                                                          2,709       3,923     2,202
                                                                                --------    --------   -------
   Net cash provided by operating activities                                      39,443      35,309    13,557

Investing activities:
Purchase of property, plant and equipment                                         (7,915)    (14,641)  (24,397)
Increase in Industrial Revenue Bond assets                                                                 (48)
Reduction in Industrial Revenue Bond assets                                                              2,654
Short-term investments                                                           (26,235)    (15,764)
Other                                                                                             17         2
                                                                                --------    --------   -------
Net cash used in investing activities                                            (34,150)    (30,388)  (21,789)

Financing activities:
Proceeds from long-term debt                                                         146         309     8,241
Principal payments on long-term debt                                              (2,166)     (1,279)  (10,406)
Sale of Common Stock                                                               1,171      10,627    35,602
Purchase of Common Stock for treasury                                             (4,621)                 (166)
Redemption of preferred stock                                                                             (100)
Preferred stock dividends paid                                                                             (27)
                                                                                --------    --------   -------
Net cash provided by (used in) financing activities                               (5,470)      9,657    33,144
                                                                                --------    --------   -------
Increase (decrease) in cash and cash equivalents                                    (177)     14,578    24,912
Cash and cash equivalents at beginning of period                                  42,309      27,731     2,819
                                                                                --------    --------   -------
Cash and cash equivalents at end of period                                        42,132      42,309    27,731
Short-term investments                                                            41,999      15,764
                                                                                --------    --------   -------
Cash, cash equivalents and short-term investments                               $ 84,131    $ 58,073   $27,731
                                                                                ========    ========   =======


                                     See notes to consolidated financial statements.


                          Sawtek Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
     Description of Business. Sawtek Inc. and subsidiaries (the "Company") designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. The Company's primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and chemical sensors. These products are used in a variety of microwave and RF systems, such as Code Division Multiple Access and Global System for Mobile communications-based digital wireless systems, digital microwave radios, WLAN, cable television equipment and various defense and satellite systems. In fiscal 1998, the Company acquired Microsensor Systems, Inc. ("MSI"), a manufacturer of SAW-based chemical sensors, in a transaction accounted for as a pooling-of-interests. The Company's consolidated financial statements for all periods prior to this acquisition have been restated to include MSI's financial position, results of operations and cash flows.

     Initial Public Offering. The Company completed an initial public offering ("IPO") in May 1996, whereby 3,000,000 shares of Common Stock, par value $.0005 per share, were issued and sold at $13 per share. The Company raised a net amount of $35,220,000, which was used for debt repayment, capital expenditures, working capital and other general corporate purposes.

     Prior to the IPO, the Company effected a twenty-for-one stock split of issued and outstanding common shares and increased the authorized number of shares to 40,000,000 shares of Common Stock which was again increased to 120,000,000 shares in 1997. All share, per share, ESOP, and stock option information in the accompanying financial statements have been restated to reflect the split and change in authorized shares. Also, prior to the IPO the Company redeemed the 6% cumulative preferred stock for $100,000 and 9,087 shares of Common Stock.

     Basis of Presentation. The consolidated financial statements include the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on September 30 of each year, but its fiscal quarters generally end on the Sunday nearest the close of a quarter. For convenience, the accompanying financial statements reflect the end of the fiscal quarter as the last day of that fiscal quarter.

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

     Property, Plant and Equipment. Property, plant and equipment are valued at cost (less accumulated depreciation) computed using the straight line method.

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

     Intangibles. Various fees incurred in the acquisition of two Industrial Revenue Bonds were capitalized and were amortized using the interest method over the lives of the agreements. Various fees incurred in the establishment of an Employee Stock Ownership Plan were also capitalized and were amortized using the interest method over the lives of the related debt.

     Earnings Per Share. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to SFAS 128 requirements.

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

     ESOP Compensation Expense. ESOP shares acquired after December 31, 1992 are accounted for according to the provisions of Statement of Position (SOP) 93-6. This SOP requires that compensation expense be measured using a fair market value basis when the shares are committed to be released to the employees. The Company accounts for ESOP shares acquired prior to January 1, 1993 in accordance with SOP 76-3, which requires compensation expense be measured using the cost basis of the shares when the shares are committed to be released to employees.

     Stock-Based Compensation. The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than the ESOP in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25") and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Impairment of Long Lived Assets. In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     SFAS No. 130, "Reporting Comprehensive Income." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company will adopt SFAS 130 in the first quarter of fiscal 1999. The application of the new rules is not expected to have a material impact on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and requires those companies to report selected segment information in quarterly reports to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 in fiscal 1999 and the adoption may result in additional disclosures. The application of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Reclassifications. Certain amounts in prior years have been reclassified to conform to current year presentation.

Note 2 - Acquisition of MSI
---------------------------
     On February 25, 1998, the Company acquired all of the outstanding shares of MSI, a manufacturer of chemical sensors, in exchange for 169,811 shares of the Company's Common Stock plus assumption of approximately $900,000 of debt. The business combination was recorded as a pooling-of-interests. Prior to the combination, MSI's fiscal year ended on June 30 of each year. In recording the business combination, MSI's financial statements for the fiscal years ended June 30, 1996 and 1997 were combined with Sawtek's for the fiscal years ended September 30, 1996 and 1997, respectively. MSI's unaudited net sales and net loss for the three months period ended September 30, 1997 were approximately $423,000 and ($671,000), respectively. In accordance with APB 16, MSI's results of operations and cash flows for the three-month period ended September 30, 1997 have been added directly to the retained earnings and cash flows of the Company and excluded from reported fiscal 1998 results of operations and cash flows. MSI's revenue and net loss for the period from October 1, 1997 through the date of acquisition were approximately $792,000 and ($438,000), respectively.

Note 3 - Cash, Cash Equivalents and Short-Term Investments
----------------------------------------------------------
     Cash, cash equivalents and short-term investments are composed of the following:

                                                                               September 30,
                                                                           --------------------
                                                                           1998            1997
                                                                           ----            ----
                                                                               (in thousands)
Cash and equivalents:
Cash                                                                     $ 2,390         $ 1,846
Commercial paper and bankers acceptance under 90 days                     39,742          40,463
                                                                         -------         -------
Cash and equivalents                                                      42,132          42,309
Short-term investments:
Bankers acceptance over 90 days                                            8,761
Municipal securities                                                       7,775           5,766
Certificates of deposit                                                   11,401           4,998
Government agency securities                                              14,062           5,000
                                                                         -------         -------
Short-term investments                                                    41,999          15,764
                                                                         -------         -------
Cash, cash equivalents and short-term investments                        $84,131         $58,073
                                                                         =======         =======

Note 4 - Allowance for Doubtful Accounts and Sales Returns
----------------------------------------------------------
     The allowance for doubtful accounts and sales returns is composed of the following:

                                                                            September 30,
                                                                -------------------------------------
                                                                1998             1997            1996
                                                                ----             ----            ----
                                                                            (in thousands)
Balance, beginning of period                                  $  684            $  654         $  277
Provision for doubtful accounts and sales returns              1,396               821            820
Sales returns and uncollectible accounts written off            (681)             (791)          (443)
                                                              ------            ------         ------
Balance, end of period                                        $1,399            $  684         $  654
                                                              ======            ======         ======

Note 5 - Inventories
--------------------
     Net inventories are composed of the following:

                              September 30,
                         ---------------------
                         1998             1997
                         ----             ----
                             (in thousands)
Raw material           $ 3,809          $ 3,154
Work in process          1,969            2,216
Finished goods           2,675            1,750
                       -------          -------
          Total        $ 8,453          $ 7,120
                       =======          =======

     The allowance for obsolete and slow moving inventory is composed of the following:

                                                   September 30,
                                      --------------------------------------
                                      1998              1997            1996
                                      ----              ----            ----
                                                  (in thousands)
Balance, beginning of period         $1,935            $1,705          $  887
Charged to cost of sales                345               270             931
Disposal of inventory                  (162)              (40)           (113)
                                     ------            ------          ------
Balance, end of period               $2,118            $1,935          $1,705
                                     ======            ======          ======


Note 6 - Property, Plant and Equipment
--------------------------------------
     Property, plant and equipment are composed of the following:

                                                    September 30,
                                            ----------------------------
                                            1998                    1997
                                            ----                    ----
                                                    (in thousands)
Land and improvements                     $   830                  $   671
Buildings                                  16,595                   14,076
Production and test equipment              37,235                   29,530
Computer equipment                          3,239                    2,997
Furniture and fixtures                      2,666                    1,862
Construction in progress                    1,043                    5,507
                                          -------                  -------
                                           61,608                   54,643
Less accumulated depreciation              19,414                   13,753
                                          -------                  -------
      Total                               $42,194                  $40,890
                                          =======                  =======

     Approximately $98,000, $159,000 and $380,000 of interest costs were capitalized as part of property, plant and equipment in 1998, 1997 and 1996, respectively.

Note 7 - Line of Credit
-----------------------
     The Company has a line of credit with a bank for working capital, equipment purchases, plant expansion and other general business purposes of $20,000,000 with interest at LIBOR plus 125 basis points. The line of credit is unsecured and renewable annually. Covenants in connection with the line of credit and with long-term debt agreements impose restrictions with respect to, among other things, the maintenance of certain financial ratios, additional indebtedness and disposition of assets. The Company was in compliance with the covenants as of September 30, 1998 and 1997.

     There were no borrowings against the line of credit at September 30, 1998 and 1997.

Note 8 - Long-Term Debt and Lease Obligations
---------------------------------------------
     Long-term debt consists of the following:

                                           September 30,
                                       ---------------------
                                       1998             1997
                                       ----             ----
                                          (in thousands)
Industrial Revenue Bond (a)           $  375            $  490
ESOP Note (b)                                              780
Industrial Revenue Bond (c)            2,263             2,617
Other (d)                                                  771
                                      ------            ------
                                       2,638             4,658
Less Current Maturities                  469             1,790
                                      ------            ------
                                      $2,169            $2,868
                                      ======            ======




     (a) In 1982, the Company obtained $1,800,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by land and land improvements, the building and related equipment with a carrying value of approximately $738,000 at September 30, 1998 and $780,000 at September 30, 1997. The obligation is payable in varying quarterly installments through 2001 plus interest at 68% of the prime rate.

     (b) In 1991,  the Company  established  an Employee  Stock  Ownership  Plan
(ESOP). The Company borrowed $4,000,000 from a bank and loaned it to the ESOP. The remaining loan balance was repaid in 1998.

     (c) In 1995, the Company obtained $3,500,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by a building expansion and related equipment with a carrying value of approximately $7,023,000 at September 30, 1998 and $7,505,000 at September 30, 1997. The
obligation is payable in quarterly installments of $88,334 through March 2000, thereafter in quarterly installments of $43,334 through March 2010, both plus interest at LIBOR plus 150 basis points.

     (d) Relates to debt of MSI which was repaid in 1998.

     The Company leases equipment under a noncancelable agreement that expires in 1998. Rental expense was approximately $843,000, $461,000 and $481,000 in 1998, 1997 and 1996, respectively.

     Required future payments for long-term debt and operating leases are as follows:

                             Debt                    Leases
                             ----                    ------
                                     (in thousands)
1999                        $  469                   $  433
2000                           379                      352
2001                           288                      119
2002                           202                       89
2003                           173                       68
Thereafter                   1,127                        0
                            ------                   ------
                            $2,638                   $1,061
                            ======                   ======

     The Company made interest payments of approximately $228,000, $313,000 and $550,000 on long-term debt in 1998, 1997 and 1996, respectively.

     The fair value of the Company's long-term debt approximates the carrying amount.

Note 9 - Income Taxes
---------------------
     The income tax provision is composed of the following:

                                                Year Ended September 30,
                                       ----------------------------------------
                                       1998              1997              1996
                                       ----              ----              ----
                                                     (in thousands)
Current:
  Federal                            $ 7,908            $ 4,537           $ 5,230
  State                                  662                373               936
                                     -------            -------           -------
                                       8,570              4,910             6,166
Deferred:
  Federal                              6,024              6,554               343
  State                                  646              1,092                59
                                     -------            -------           -------
                                       6,670              7,646               402
                                     -------            -------           -------
     Total Income Tax Provision      $15,240            $12,556           $ 6,568
                                     =======            =======           =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences giving rise to year-end deferred tax balances were as follows:

                                                                 September 30,
                                                            ----------------------
                                                            1998              1997
                                                            ----              ----
                                                                (in thousands)
Current:
  Accruals not currently deductible                     $    481            $    381
  Inventory costs capitalized for tax purposes               120                 195
  Inventory loss provision                                   578                 699
                                                        --------            --------
            Deferred Tax Asset                          $  1,179            $  1,275
                                                        ========            ========
Non-Current:
  Stock option compensation not currently deductible    $    245            $    664
  Earnings of subsidiary not currently taxed             (12,630)             (6,940)
  Excess tax over book depreciation                       (2,801)             (2,336)
                                                        --------            --------
            Deferred Tax Liability                      $(15,186)           $ (8,612)
                                                        ========            =========


     A reconciliation of statutory Federal income taxes to reported income taxes is as follows:

                                                           Year Ended September 30,
                                                    --------------------------------------
                                                    1998             1997             1996
                                                    ----             ----             ----
                                                                 (in thousands)
Income taxes computed at the Federal
 statutory rate of 35%                            $ 14,506         $ 11,652         $ 2,215
State income taxes, net of Federal benefit             850              952             646
Non-deductible ESOP compensation expense                                              3,944
Other                                                 (116)             (48)           (237)
                                                  --------         --------         -------
Total Income Tax Provision                        $ 15,240         $ 12,556         $ 6,568
                                                  ========         ========         =======

     In 1998 and 1997, the Company's tax liability was reduced and its capital surplus was increased by $2,708,000 and $4,700,000, respectively, as a result of transactions involving stock options.

     The  Company  made  income  tax  payments  of   approximately   $6,276,000,
$1,007,000 and $3,959,000 in 1998, 1997 and 1996, respectively.

     The Company provides for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica. The subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003 and a 50% exemption thereafter through 2007.

Note 10 - Earnings Per Share (in thousands, except per share data)
------------------------------------------------------------------
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        Year Ended September 30,
                                                        -------------------------
                                                        1998      1997       1996
                                                        ----      ----       ----
Net income (loss) available to Common stockholders     $26,205   $20,719    $  (220)
                                                       =======   =======    =======
Weighted average Common Stock outstanding
 for basic earnings per share                           21,180    20,546     17,367
Dilutive effect of employee stock options                  498       788      2,876
                                                       -------   -------    -------
Weighted average Common Stock outstanding,
 for diluted earnings per share                         21,678    21,334     20,243
                                                       =======   =======    =======
Basic earnings (loss) per share                        $  1.24   $  1.01   ($  0.01)
Diluted earnings (loss) per share                      $  1.21   $  0.97   ($  0.01)


     The weighted average Common Stock outstanding includes all ESOP shares outstanding. In accordance with Security and Exchange Commission staff accounting bulletins, Common and common equivalent shares issued by the Company at prices below the public offering price during the one-year period prior to the filing date of the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

Note 11 - Significant Customers
-------------------------------
     Sales to the United States government (both as a prime contractor and on a subcontract basis) to foreign markets and to significant customers as a percent of the Company's total revenues were as follows:

                                                           Year Ended September 30,
                                                        ------------------------------
                                                        1998          1997        1996
                                                        ----          ----        ----
U.S. Government (Inclusive of Significant Customers)     *            11%         15%
Foreign Markets (Inclusive of Significant Customers     37%           43%         54%
European Market (Inclusive of Significant Customers)    18%           22%         38%
Asian and Pacific Rim Market                            16%           17%          *
Significant Customer A                                  17%           14%          *
Significant Customer B                                   *            12%         24%
Significant Customer C                                   *            11%         11%
Significant Customer D                                  15%           11%          *
Significant Customer E                                  15%            *           *

*Less than 10%

Note 12 - Segment Information
-----------------------------
     The Company operates predominately in one segment, the manufacture and sale of SAW-based products as described in Note 1. Sales are reported in the geographic area where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products. Prior to 1996, all sales, operating profit and assets were attributable to the United States operation.

                                  Net Sales                   Operating Income                    Assets
                          -------------------------      -------------------------      --------------------------
                          1998      1997       1996      1998      1997       1996      1998       1997       1996
                          ----      ----       ----      ----      ----       ----      ----       ----       ----
                                                               (in thousands)
United States           $ 70,960  $ 63,795   $ 55,712  $ 23,181   $18,096   $ 4,900   $117,973   $104,715   $ 73,627
Costa Rica                36,612    28,438      4,793    14,722    13,424     1,105     30,737     15,821      8,222
Transfers/Eliminations    (9,872)   (7,192)    (1,332)     -          (30)      -         -           (30)    (6,325)
                        --------  --------   --------  --------   -------   -------   --------   --------   --------
Consolidated Results    $ 97,700  $ 85,041   $ 59,173  $ 37,903   $31,490   $ 6,005   $148,710   $120,506   $ 75,524
                        ========  ========   ========  ========   =======   =======   ========   ========   ========


     Transfers from the U.S. to Costa Rica are accounted for at amounts that are above cost and are consistent with rules and regulations of taxing authorities. Such transfers are eliminated in the consolidated financial statements.

     All sales are denominated in U.S. dollars. The functional currency for the Costa Rican operation is the U.S. dollar as sales, most material cost, and equipment are U.S. dollar denominated. The impact of currency fluctuations of the local Costa Rican currency is not considered significant and is not hedged.

     In 1996, the Company established a "foreign sales corporation" pursuant to the applicable provisions in the Internal Revenue Code to take advantage of income tax reductions on export sales. For 1998, 1997 and 1996, the cost to operate this subsidiary was less than $10,000, and it had less than $10,000 in identifiable assets for all years.

Note 13 - Employee Benefit Plans
--------------------------------
     In 1997, the Company merged the Sawtek Inc. Code Section 401(k) Profit Sharing Plan into the Employee Stock Ownership Plan for Employees of Sawtek Inc. and renamed the combined plan the Sawtek Inc. Employee Stock Ownership and 401(k) Plan. The merged plan has two principal elements: i) a profit sharing and 401(k) element and ii) an employee stock ownership ("ESOP") element.

     Profit Sharing and 401(k) Element. In 1981, the Company established a profit sharing plan covering substantially all U.S. employees who work 500 hours or more per year. A 401(k) feature was added to the plan in 1991 and a Company matching feature was added effective October 1, 1997. There have been no profit sharing contributions by the Company to the plan since 1990. The 401(k) contribution expense in 1998 was approximately $368,000.

     Employee Stock Ownership Element. In 1991, the Company established an Employee Stock Ownership Plan covering substantially all U.S. employees. The ESOP purchased 3,376,640 shares of Common Stock from substantially all of the common shareholders and 5,512,240 shares of Common Stock from the Company in 1991. The transaction was financed from the proceeds of a $4,000,000 loan from the Company. The Company accounts for these ESOP shares in accordance with Statement of Position 76-3. As of September 30, 1998, 2,048,161 of these shares remain unallocated. In 1994, the ESOP purchased an additional 1,610,600 shares of Common Stock from the Company. The transaction was financed from the proceeds of a $1,656,000 loan from the Company. In April 1996, the Company amended the ESOP and allocated the ESOP's 1,610,600 shares of Common Stock of the Company acquired in 1994 to employees for services rendered in the period October 1, 1995 to April 28, 1996. As these shares were accounted for in accordance with SOP 93-6, which the Company adopted October 1, 1994, the Company recorded a charge to operating income of approximately $12,925,000 for 1996. The effect of the adoption of SOP 93-6 was to reduce net income by $11,269,000 ($0.56 per diluted share) for fiscal 1996.

     The Company restructured the remaining balance of its loan with the ESOP in 1997 providing for a repayment of the loan and allocation of the related shares through fiscal year 2003.

     The Company made contributions of approximately $279,000, $293,000 and $1,783,000 to the ESOP in 1998, 1997 and 1996, respectively. Allocations to participants' accounts were 482,063, 506,207 and 1,610,600 shares in 1998, 1997 and 1996, respectively.

     Employee Stock Purchase Plan. In February 1996, the Board of Directors approved an Employee Stock Purchase Plan and allotted 500,000 shares of Common Stock to the plan. The plan enables eligible employees who have completed a service requirement to purchase shares of Common Stock at a 15% discount from the fair market value of the stock, up to a maximum of 10% of their compensation.

     Costa Rica Profit Sharing Plan. Effective October 1, 1997, the Company adopted a Profit Sharing Plan for its Costa Rica subsidiary covering substantially all employees of this subsidiary. The Company contributed approximately $70,000 to this plan for 1998.

Note 14 - Stock Options
-----------------------
     The Company has granted incentive stock options and non-qualified stock options under the 1983 Stock Option Plan, the Second Stock Option Plan and the Stock Option Plan for Acquired Companies. The Second Stock Option Plan was approved by the shareholders in 1996 with up to 2,000,000 shares of Common Stock available for options and the Stock Option Plan for Acquired Companies was approved by shareholders in 1998 with up to 1,000,000 shares of Common Stock available for options. Incentive options granted are exercisable over a ten-year period, generally in four equal annual installments commencing one year after the date of grant. A majority of the non-qualified options granted are exercisable from the date of grant over a ten-year period, while the remainder become exercisable in three or four equal annual installments.

     Information concerning options under these plans is as follows:

                                                                                                    Weighted-Average
                                             Shares Under Option       Price Range of Options         Exercise Price
                                             -------------------       ----------------------       -----------------
Balance at October 1, 1995                         3,133,100              $ 0.13 - $ 1.34                  $ 0.44
Granted                                              175,000              $ 3.55 - $24.75                  $13.16
Terminated                                            (8,140)             $ 0.74 - $ 1.34                  $ 1.12
Exercised                                         (1,754,500)             $ 0.13 - $ 1.34                  $ 0.23
                                                  ----------
Balance at September 30, 1996                      1,545,460              $ 0.13 - $24.75                  $ 2.13
Granted                                              249,500              $11.05 - $33.25                  $25.47
Terminated                                           (11,580)             $ 0.74 - $24.75                  $11.25
Exercised                                           (568,250)             $ 0.13 - $11.05                  $ 0.98
                                                  ----------
Balance at September 30, 1997                      1,215,130              $ 0.13 - $33.25                  $ 7.37
Granted                                              258,000              $13.28 - $35.00                  $21.93
Terminated                                           (71,750)             $ 0.13 - $28.75                  $11.33
Exercised                                           (373,734)             $ 0.13 - $26.875                 $ 1.90
                                                  ----------
Balance at September 30, 1998                      1,027,646              $ 0.13 - $35.00                  $12.73
                                                  ==========
Exercisable at September 30, 1998                    373,023              $ 0.13 - $33.25                  $ 6.57
                                                  ==========

     The weighted-average contractual life of stock options outstanding as of September 30, 1998 was 7.71 years.

     The following table summarizes information about fixed stock options outstanding at September 30, 1998:

                                             Weighted-Avg.                               Number
      Range of              Number             Remaining         Weighted-Avg.        Exercisable         Weighted-Avg.
   Exercise Prices        Outstanding      Contractual Life     Exercise Price     at Sept. 30, 1998     Exercise Price
   ---------------        -----------      ----------------     --------------     -----------------     --------------
$ 0.13 - $ 3.55              441,646              6.4             $ 0.80              249,980              $ 0.66
$11.05 - $35.00              586,000              8.7             $21.72              123,043              $18.57
                           ---------                                                  -------
                           1,027,646                                                  373,023
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

                                                            Year Ended September 30,
                                                        --------------------------------
                                                        1998          1997          1996
                                                        ----          ----          ----
                                                      (in thousands, except per share data)
Net income (loss) as reported                         $26,205        $20,719       $ (220)
Pro forma net income (loss)                           $24,376        $19,657       $ (222)
Pro forma basic earnings (loss) per share             $  1.15        $  0.96       $(0.01)
Pro forma diluted earnings (loss) per share           $  1.14        $  0.92       $(0.01)


     The weighted-average fair value of options granted during the year ended September 30, 1998, 1997 and 1996 was $13.91, $19.62 and $7.87, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 --- expected volatility of 78%, risk-free interest rate of 5.71%, no expected dividends and an expected life of 4.79 years; 1997 --- expected volatility of 74%, risk-free interest rate of 6.45%, no expected dividends and an expected life of 4.5 years; 1996 --- expected volatility of 76%, risk-free interest rate of 6.03%, no expected dividends and an expected life of four years.

     The pro forma net income (loss) reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to October 1, 1995 is not considered.

Note 15 - Capital Structure
---------------------------
     The Company is authorized to issue up to 120,000,000 shares of Common Stock. Holders of Common Stock i) are entitled to receive such dividends as may from time to time be declared by the Board of Directors of the Company out of funds legally available to pay dividends, ii) are entitled to one vote per share on all matters that are subject to shareholder voting and do not have any cumulative voting rights, iii) have no preemptive, conversion, redemption or sinking fund rights, and iv) in the event of a liquidation, dissolution or winding up of the Company, are entitled to share equally and ratably in the assets of the Company, if any, remaining after payment of all debts and liabilities of the Company and the liquidation preference of any outstanding class or series of preferred stock.

     On August 31, 1998, the Board of Directors approved a Common Stock repurchase program for up to 1,000,000 shares of Common Stock in open market transactions. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock related benefit programs.

     The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.01 per share, in one or more series and to fix the number of shares constituting any such series, and the voting powers, designations, preferences, and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption prices, conversion and voting rights, and liquidation preferences, without any further vote or action by the holders of Common Stock. To date, no shares of the preferred stock have been issued.

Note 16 - Quarterly  Financial  Information  (unaudited)
--------------------------------------------------------
     Selected quarterly financial data is summarized below:

                                                                          Quarter Ended
                                -------------------------------------------------------------------------------------------
                                                 Fiscal 1998                                     Fiscal 1997
                                ---------------------------------------------    ------------------------------------------
                                Sept. 30,    June 30,    Mar. 31,    Dec. 31,    Sept. 30,   June 30,   Mar. 31,   Dec. 31,
                                  1998         1998       1998         1997        1997        1997      1997        1996
                                ---------    --------    --------    --------    ---------   --------   --------   --------
                                                             (in thousands, except per share data)
Net sales                       $ 21,522    $ 26,301    $ 25,183    $ 24,694     $ 23,623    $ 21,771  $ 20,577   $ 19,070
Cost of sales                      9,665      12,585      11,190      11,371       11,075       9,643     8,743      9,108
                                --------    --------    --------    --------     --------    --------  --------   --------
Gross profit                      11,857      13,716      13,993      13,323       12,548      12,128    11,834      9,962
Operating expenses:
 Selling expenses                  1,295       1,436       1,508       1,769        1,596       1,232     1,230      1,326
 General & administrative
   expenses                          481       1,178       1,460       1,378       1,254        1,352     1,846      1,194
 ESOP compensation
   expense                            46          48          49          53        (391)         195       196        196
 Research and development
   expenses                        1,544         923         950         868       1,075        1,088       912        681
                                --------    --------    --------    --------     -------     --------  --------   --------
     Total operating expenses      3,366       3,585       3,967       4,068       3,534        3,867     4,184      3,397
                                --------    --------    --------    --------     -------     --------  --------   --------
Operating income                   8,491      10,131      10,026       9,255       9,014        8,261     7,650      6,565
Interest expense                      32          30          74          78          55           51        80         51
Other income                      (1,041)       (951)       (868)       (896)       (660)        (556)     (452)      (354)
                                --------    --------    --------    --------     -------     --------  --------   --------
Income before income taxes         9,500      11,052      10,820      10,073       9,619        8,766     8,022      6,868
Income taxes                       3,420       4,089       4,004       3,727       3,561        3,330     3,050      2,615
                                --------    --------    --------    --------     -------     --------  --------   --------
Net income                      $  6,080    $  6,963    $  6,816    $  6,346     $ 6,058     $  5,436  $  4,972   $  4,253
                                ========    ========    ========    ========     =======     ========  ========   ========
Net income per share -
  basic (1)                     $   0.29    $   0.33    $   0.32    $   0.30     $  0.29     $   0.26  $   0.24   $   0.21
                                ========    ========    ========    ========     =======     ========  ========   ========
Net income per share -
  diluted (1)                   $  0.28     $   0.32    $   0.31    $   0.29     $  0.28     $   0.26  $   0.23   $   0.20
                                =======     ========    ========    ========     =======     ========  ========   ========
Shares used in per share
calculations - basic             21,251       21,271      21,177      21,023      20,910       20,569    20,498     20,208
Shares used in per share
calculations - diluted           21,566       21,762      21,651      21,733      21,620       21,268    21,329     21,118

     (1) Earnings per share for each quarter are calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount. The fiscal 1997 earnings per share amounts have been restated to comply with SFAS 128.





PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
Management - Executive Officers and Directors

     The executive officers and directors of the Company and their ages as of September 30, 1998 are as follows:

         Name                 Age                           Position
         ----                 ---                           --------
Steven P.Miller               50     Chairman, Chief Executive Officer and Director
Gary A. Monetti               39     President, Chief Operating Officer and Director
Neal J. Tolar (1)             57     Senior Vice President,  Chief Technical Officer and Director
Kimon  Anemogiannis           36     Vice President - Engineering
Brian P. Balut                33     Vice President - Sales and Marketing
John K. Bitzer                48     Vice President - Operations Support
Raymond A. Link               44     Vice President - Finance,  Treasurer and Chief Financial Officer
Azhar Waseem                  45     Vice President -  Manufacturing
Robert C.  Strandberg (1)(2)  41     Director
Bruce S. White (2)            65     Director
Willis C. Young (1) 2)        57     Director
--------------------------------------------------------------

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

     Gary A. Monetti joined the Company in 1982, has served as President since April 1997 and Chief Operating Officer since July 1995 and served as Vice President-Operations from July 1995 to April 1997. He has served in various positions, since 1982, at the Company, including Filter Design Engineer, Manager of Filter Technology, Vice President-Sales and Marketing and Vice President-Engineering. Mr. Monetti has an M.B.A. degree from Rollins College and a B.S. degree in Electrical Engineering from the University of Illinois. Mr. Monetti was appointed to the Board of Directors in April 1998.

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

     Kimon Anemogiannis joined Sawtek in July 1995 as Director of Engineering and was promoted to Vice President-Engineering in April 1998. Prior to joining Sawtek, Dr. Anemogiannis was in various engineering positions for the surface acoustic wave (SAW) group at Siemens Matsushita based in Munich, Germany from August 1986 to July 1995. Dr. Anemogiannis has a Ph.D. and a M.S. degree in Electrical Engineering from the Technical University of Munich.

     Brian P. Balut joined Sawtek in October 1994 as a Sales Manager, was promoted to Director of Sales and Marketing in November 1996 and promoted to Vice President Sales and Marketing in September 1998. From 1987 to 1994, Mr. Balut was in various sales, marketing and engineering positions with REMEC, a manufacturer of electronic components. Mr. Balut has a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and a M.B.A. degree from Rollins College.

     John K. Bitzer joined Sawtek in August 1991 as Director of Operations Support and was promoted to Vice President-Operations Support in April 1998. From December 1988 to July 1991, Mr. Bitzer was the Director of Operations for the ESCO unit of Emerson Electric. From 1974 to December 1988, Mr. Bitzer was in various operations and management positions with the General Electric Company. Mr. Bitzer has a B.S. degree in Mechanical Engineering from West Virginia University.

     Raymond A. Link joined the Company in September 1995 as Vice President-Finance and Chief Financial Officer. From 1987 to September 1995, Mr. Link was Vice President-Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. From 1980 to 1987, he was with Harris Corporation, an electronics manufacturer, in various financial capacities. Mr. Link has a M.B.A. degree from the Wharton School at the University of Pennsylvania and a B.S. degree in Accounting from the State University of New York at Buffalo. He is a Certified Public Accountant.

     Azhar Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President-Manufacturing in April 1998. From 1989-1994, Mr. Waseem was in various operation and engineering positions of Siliconix, Inc., a microelectronics manufacturer, based in Santa Clara, California and from 1986-1989 he was in various engineering positions with the General Electric Company. Mr. Waseem has a B.S. and M.S. degree in Electrical Engineering and a M.B.A. all from the University of Minnesota.

     Robert C. Strandberg has been a Director of the Company since October 1995. Mr. Strandberg is President and CEO of PSC Inc., a manufacturer of bar code readers, since June 1997 and served as Executive Vice President from November 1996 to June 1997. Mr. Strandberg is also a Director of Merix Corporation. From May 1996 to October 1996, he was self-employed as a business consultant. From September 1991 to April 1996, Mr. Strandberg was the Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation, a manufacturer of bar code printers. From 1988 to 1991, he was Vice President-Finance of Datamax. From 1986 to 1988, he worked for GTECH, a lottery management company, in the areas of finance and strategic planning. Mr.
Strandberg has a M.B.A. degree from Harvard Graduate School of Business Administration and a B.S. degree in Operations Research and Industrial Engineering from Cornell University.

     Bruce S. White has been a Director of the Company since April 1996. Mr. White was a Corporate Vice President of AVNET Inc., a distributor of electronic components from January 1996 to January 1998 and the President of the Penstock Division of AVNET Inc. from July 1994 to January 1998. From 1974 to July 1994, Mr. White was the President and Chief Executive Officer of Penstock Inc., a company he founded to distribute RF and microwave components. Mr. White is now retired from both AVNET and Penstock. AVNET is a distributor of certain products manufactured by Sawtek. In fiscal 1998, sales from Sawtek to AVNET were approximately $4.3 million. Mr. White has a B.A. degree in Mathematics from Colgate University and a B.S. and M.S. degree in Electrical Engineering from Michigan State University.

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

     There are no family relationships between any of the Company's executive officers or directors.

ITEM  11.  EXECUTIVE COMPENSATION
---------------------------------
     The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
------------------------------------------------------------
     The information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.


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

    3.  Exhibits required by Item 601 of Regulation S-K:

        (a) See Exhibit Index in (c) below.

        (b) Reports on Form 8K: the Company did not file any report on Form 8K during the quarter ended September 30, 1998.

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

            10.2 Sawtek Inc. Second Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11523).

            10.3 Sawtek Inc. Employee Stock Purchase Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11701).

            10.4* Incentive Stock Option Agreement, dated December 12, 1994, between the Company and Ronald M. Hays.

            10.5* Incentive Stock Option Agreement, dated December 19, 1994, between the Company and Neal J. Tolar.

            10.6* Incentive Stock Option Agreement, dated December 19, 1994, between the Company and Steven P. Miller.

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

            10.38* Sawtek Inc. Code ss.401(k) Profit Sharing Plan and Trust
                   Agreement, dated February 15, 1995.

            10.39 Letter from SunTrust Bank, Central Florida, N.A. for renewal and pricing of unsecured line of credit for Sawtek Inc. dated July 9, 1998 (incorporated by reference to Form 10-Q filed July 20, 1998).

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

            10.42 Amendment to Employee Stock Ownership Plan and Trust Agreement for Employees of Sawtek Inc.

            10.43 Modification of ESOP Loan Agreement dated as of September 26, 1997 between the Company and Marine Midland Bank. (1)

            10.44 Modification of ESOP Pledge Agreement dated as of September 26, 1997 between the Company and Marine Midland Bank. (1)

            10.45  Renewal ESOP Note dated as of September 26, 1997. (1)

            10.46 Implementation Agreement dated September 26, 1997 between the Company and Marine Midland Bank that forms a part of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust. (1)

            10.47 Sawtek Inc. Employee Stock Ownership and 401(k) Plan dated as of July 16, 1997. (1)

            10.48 Sawtek Inc. Employee Stock Ownership and 401(k) Trust Agreement dated July 16, 1997 between the Company and Marine Midland Bank. (1)

            10.49 Sawtek Inc. Stock Option Plan for Acquired Companies (incorporated by reference to proxy filed for 1998 shareholders meeting filed on Form 14A filed on December 3, 1997).

            21.1   List of subsidiaries of the Registrant.

            23.1   Consent of Ernst & Young LLP.

            24.1   Power of attorney.  Reference is made to page 37.

            27.0   Financial Data Schedule.

* Incorporated by reference to Registration Statement on Form S-1, File No. 333-1860.
# Incorporated by reference to Registration Statement on Form S-3, File No. 333-26747.
(1) Incorporated by reference to Form 10-K for 1997 filed on November 12, 1997.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November, 1998.

                                           SAWTEK INC.

                                           By:/s/Steven P. Miller
                                           Steven P. Miller
                                           Chairman and Chief Executive Officer


                                           By:/s/Raymond A. Link
                                           Raymond A. Link
                                           Vice President-Finance and
                                           Chief Financial Officer and
                                           Chief Accounting Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of November, 1998.


/s/Neal J. Tolar                             /s/Steven P. Miller
Neal J. Tolar                                Steven P. Miller
Senior Vice President and Director           Chairman, CEO and Director

/s/Robert C. Strandberg                      /s/Willis C. Young
Robert C. Strandberg                         Willis C. Young
Director                                     Director

/s/Bruce S. White                            /s/Gary A. Monetti
Bruce S. White                               Gary A. Monetti
Director                                     President and Director

                                                                   Exhibit 23.1

                         Consent of Independent Auditors


We consent to the incorporation by reference in the following Registration Statements of our report dated October 23, 1998, with respect to the consolidated financial statements of Sawtek Inc. included in its Annual Report (Form 10-K) for the year ended September 30, 1998.


Registration
  Statement
   Number                                    Description
---------         --------------------------------------------------------------
  333-11701       Form S-8 re: Sawtek Inc. Employee Stock Purchase Plan
  333-11523       Form S-8 re: Sawtek Inc. Second Stock Option Plan
  333-47773       Form S-8 re: Sawtek Inc. Second Stock Option Plan (amendment)
  333-10579       Form S-8 re: Sawtek Inc. Amended and Restated 1983 Incentive
                   Stock Option Plan
  333-08281       Form S-8 re: Sawtek Inc. Employee Stock Ownership and 401(k)
                   Plan, formerly known as the Employee Stock Ownership Plan for
                   Employees of Sawtek Inc.
  333-47771       Form S-8 re: Sawtek Inc. Stock Option Plan for Acquired
                   Companies


                                                           /s/Ernst & Young, LLP
Ernst & Young LLP



Orlando, Florida
November 9, 1998

                                                                   Exhibit 21.1


                                   Sawtek Inc.
                              List of Subsidiaries
                            As of September 30, 1998

        Entity Name                State of Other Jurisdiction of Incorporation
        -----------                --------------------------------------------
Sawtek S.A.                                           Costa Rica
Sawtek International, Inc.                            Barbados
Microsensor Sensor Systems, Inc.                      Kentucky
Analytix, Inc.                                        Pennsylvania

         All of the above listed entities are 100% directly or indirectly owned by Sawtek Inc. and their results of operations are included in the consolidated financial statements.

                                                                  Exhibit 10.42

                                   SAWTEK INC.

                         CERTIFIED CORPORATE RESOLUTIONS

         The undersigned, being the duly elected Secretary and President of Sawtek Inc., a Florida corporation (the "Company"), hereby certify that the following resolutions were duly adopted by the Board of Directors of the Company at a meeting held on July 20, 1998:

                                Amendment of KSOP
                                -----------------

         RESOLVED, that the Company hereby amends Section 6.6(b) of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan by deleting it in its entirety and amending it to read as follows:

                  6.6(b) The ESOP Account. With respect to the distribution of the Participant's ESOP Account, effective February 15, 1996, distribution on account of retirement (Section 6.1) or Total and Permanent Disability (Section 6.3) shall be made in cash or in kind (as determined by the Administrator, but subject to
                  Section 6.8) in one lump sum, or in a fixed number of quarterly, semiannual or annual installments over a period not to exceed the Participant's life expectancy (or the life expectancy of the Participant and his designated Beneficiary). The Participant shall have the right to determine whether such distribution is in one lump sum or installments. Furthermore, the Participant shall have the right to modify, from time to time, the amount and frequency of the installments and the period over which such installments will be made in accordance with procedures established by the Administrator. A Participant may make separate payment elections under this paragraph with respect to his Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account. With respect to distributions to Participants that have terminated employment and have requested a distribution pursuant to Section 6.4, unless the Participant elects in writing a longer distribution period, such distribution of the Participant's ESOP Account, including the Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account, made pursuant to Section 6.4, may be distributed in cash or in kind, (as determined by the Administrator, but subject to Section 6.8) in substantially equal periodic payments (not less frequently than annually) over a period of five years. In the case of a Participant with a Participant's ESOP Account in excess of $500,000, the five year period shall be extended one additional year (up to an additional five) for each $100,000, or fraction thereof, by which such account exceeds $500,000. Such dollar amounts shall be adjusted at the same time in the same manner as provided in Code ss. 415(d).

                  The Other Accounts. With respect to the Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account, in the event a Participant is entitled to a lifetime distribution in accordance with Sections 6.1, 6.3, 6.4 or 6.5, the Administrator, pursuant to the election of the Participant, shall direct the Trustee to distribute to the participant or Former Participant, the Vested portion of his Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account, and/or Participant's Rollover Account, in one of the following methods selected by the Participant or Terminated Participant;

                           (1) One lump sum payment in cash or in kind;

                           (2) Payments over a period certain (not to exceed the life expectancy of the Participant or the joint life expectancy of the Participant and his Beneficiary) in monthly, quarterly, semiannual or annual installments. Furthermore, the Participant shall have the right to modify, from time to time, the amount and frequency of the installments and the period over which such installments will be made in accordance with procedures established by the Administrator. A Participant's election under this paragraph shall apply to his Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account. In order to provide such installment payments, the Administrator may (A) segregate the Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account, and Participant's Rollover Account in a separate, federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other liquid short-term security or (B) purchase a nontransferable annuity contract for a term certain (with no life contingencies) providing for such payment;

                  contract for a term certain (with no life contingencies) providing for such payment;

                           (3) A single life annuity (payable over the lifetime of the Participant) with or without a term certain; or

                           (4) A joint and survivor annuity (with the survivor benefit being 50%, 75% or 100%).


                                                    /s/William A. Grimm
July 20, 1998                                       William A. Grimm, Secretary




/s/Gary Monetti
Gary Monetti, President

                                   SAWTEK INC.
                         CERTIFIED CORPORATE RESOLUTION

         The undersigned, being the duly elected Secretary and President of Sawtek Inc., a Florida corporation (the "Company), hereby certify that the following resolutions were duly adopted by the Board of Directors of the Company at a meeting held on August 31, 1998.

                                Amendment of KSOP
                                -----------------

         RESOLVED, that effective immediately, the Company hereby amends Section
         1.51 ("Normal Retirement Date") of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan (the "KSOP") by deleting such section in its entirety, and amending it to read as follows:

                  1.51 "Normal Retirement Date" means the first day of the month coinciding with or next following the Participant's Normal Retirement Age. For purposes of this Section, Normal Retirement Age means the earlier of the Participant's attainment of (i) age 65 with five (5) years or more of participation in the Plan or (ii) age 55 with seven (7) or more Years of Service. A Participant shall become 100% Vested in his Aggregate Account upon attaining his Normal Retirement Age.

         RESOLVED, that effective for the current Plan Year ending September 30, 1998 and thereafter, the Company hereby amends Section 1.35 ("Forfeiture") of the KSOP by deleting such section in its entirety, and amending it to read as follows:

                  1.35 "Forfeiture" means that portion of a Participant's ESOP Account, Participant's Matching Account or Participant's Profit Sharing Account that is not Vested, and occurs on the earlier of:

                           (a) The distribution of the entire Vested portion of a Participant's ESOP Account, Participant's Matching Account or Participant's Profit Sharing Account; or

                           (b) The last day of the second (2nd) Plan Year after the Plan Year in which the Participant terminates employment with the Employer or Affiliated Employer.

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

         RESOLVED, that effective immediately, the Company hereby amends Section 6.9(a) ("In Service Distribution") of the KSOP by deleting such section in its entirety, and amending it to read as follows:

                  6.9      IN SERVICE DISTRIBUTION

                  (a)  At  such  time  as  a  Participant   (but  not  a  Former
                  Participant or Terminated Participant) becomes 100% Vested, such Participant may request once each Plan Year a distribution not to exceed five percent (5%) (ten percent (10%) for Participants with ten (10) or more Years of Service) of such Participant's Company Stock Account, determined as of the Anniversary Date or Valuation Date immediately preceding such request. For those Participants (but not Former
                  Participants or Terminated Participants) that are not 100% Vested, such Participant may request once each Plan Year a distribution not to exceed five percent (5%) of the Vested portion of the Participant's Company Stock Account, determined as of the Anniversary Date or Valuation Date immediately preceding such request, that has been allocated to the Participant's Company Stock Account at least two (2) years as of the date of such distribution. Such Participant shall continue to participate in the Plan provided the Participant continues to meet the eligibility requirements of Article II.

         RESOLVED, that effective immediately, the Company hereby amends Section
         6.16 ("Loans to Participants") of the KSOP by adding new paragraph (i) at the end thereof to read as follows:

                  (i) In the event a Participant defaults on the repayment of a Plan loan as provided in paragraph (g) above or in the event a Plan loan becomes due and payable upon a Participant's termination of employment, the Administrator shall have the authority to determine the Participant accounts that will be reduced and offset to satisfy such Plan loan, provided that the Administrator makes such determination in a consistent and nondiscriminatory manner. In the event it is necessary to reduce and offset all or any portion of the Participant's ESOP Account to satisfy such Plan loan, then notwithstanding the deferred distribution provisions of Section 6.4(b) that apply to the Participant's ESOP Account, the Administrator may then treat the satisfaction of such Plan loan as an immediate distribution of the corresponding portion of such Participant's ESOP Account.


                                                 /s/William A. Grimm
Dated:  August 31, 1998                          William A. Grimm, Secretary


Attest:


/s/Gary Monetti
Gary Monetti, President

                                                                    Exhibit 3.2

                                      1996

                                     BYLAWS

                                       OF

                                   SAWTEK INC.


                                    ARTICLE I

                                  Shareholders
                                  ------------

     1. Shareholder Meetings. The annual meeting shall be held on the date fixed from time to time by the directors. A special meeting shall be held on the date fixed from time to time by the directors except when the Florida Business Corporation Act ("Business Corporation Act") confers the right to call a special meeting upon the shareholders.

     2. Place and Call of Shareholder Meetings. Annual meetings and special meetings shall be held at such place within or without the State of Florida as shall be stated in the notice of any such meeting. Annual meetings may be called by the directors or the President or the Secretary or by any officer instructed by the directors or the President to call the meeting. Special meetings may be called in like manner or by the holders of at least one-tenth of the shares issued and outstanding and entitled to vote thereat.

     3. Notice. Written notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered to each shareholder not less than ten days (or as prescribed by the Business Corporation Act) nor more than sixty days before the date of the meeting, either personally or by first class mail, by or at the direction of the President, the Secretary, or the officer or persons calling the meeting. The notice of any annual or special meeting shall also include, or be accompanied by, any additional statements, information, or documents prescribed by the Business Corporation Act. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken; and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting. If, however, the Board of Directors shall fix a new record date for the adjourned meeting, notice of the adjourned meeting shall be given each shareholder of record on the new record date. Whenever any notice is required to be given to any shareholder, a waiver thereof in writing signed by him, whether before or after the time stated therein, shall be equivalent to the giving of such notice. Attendance of a shareholder at a meeting shall constitute a waiver of notice of the meeting, except where the shareholder attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

     4. Voting List. The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number and class and series, if any, of shares held by each. Such list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the corporation in the State of Florida, at the principal place of business of the corporation, or at the office of the transfer agent or registrar of the corporation, and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder at any time during the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

     5. Record Date for Shareholders. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose, the Board of Directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, sixty days. If the stock transfer books shall be closed for the purpose of determining the shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for the determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, the determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date under this section for the adjourned meeting.

     6. Meaning of Certain Terms. As used herein in respect of the right to notice of a meeting of shareholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the term "share" or "shares" or "shareholder" or "shareholders" refers to an outstanding share or shares and to a holder or holders of record of outstanding shares when the corporation is authorized to issue only one class of shares, and said reference is also intended to include any outstanding share or shares and any holder or holders of record of outstanding shares of any class upon which or upon whom the Articles of Incorporation confer such rights where there are two or more classes or series of shares or upon whom the Business Corporation Act confers such rights notwithstanding that the Articles of Incorporation may provide for more than one class or series of shares, one or more of which are limited or denied such rights thereunder.

     7. Conduct of Meeting. Meetings of shareholders shall be presided over by one of the following officers in the order of seniority and if present and acting: the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, the President, or, if none of the foregoing is in office and present and acting, by a chairman to be chosen by the shareholders. The Secretary of the corporation, or in his absence, an Assistant Secretary, shall act as secretary of every meeting, but, if neither the Secretary nor an Assistant Secretary is present, the Chairman of the meeting shall appoint a secretary of the meeting.

     8. Proxy Representation. Every shareholder or his duly authorized attorney-in-fact may authorize another person or persons to act for him by proxy in all matters in which a shareholder is entitled to participate, whether for the purposes of determining his presence at a meeting, or whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting or otherwise. Every proxy shall be signed by the shareholder or by his duly authorized attorney-in-fact and filed with the Secretary of the corporation. No proxy shall be valid after eleven months from the date thereof, unless otherwise provided in the proxy. Except as may otherwise be provided by the Business Corporation Act, any proxy may be revoked.

     9. Quorum and Voting. A majority of the shares entitled to vote shall constitute a quorum. Except as the Business Corporation Act, the Articles of Incorporation, or these Bylaws shall otherwise provide, the affirmative vote of the majority of the shares represented at the meeting, a quorum being present, shall be the act of the shareholders. After a quorum has been established at a shareholders' meeting, the subsequent withdrawal of shareholders, so as to reduce the number of shareholders at the meeting below the number required for a quorum, shall not affect the validity of any action taken at the meeting or any adjournment thereof.

     10. Written Action. Any action required to be taken or which may be taken at a meeting of the shareholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders and shall be filed with the Secretary of the corporation. Less than all shareholders may act in like manner upon compliance with the provisions of Section 607.0704 of the Business Corporation Act.

     11. Share Certificates. The shares of the corporation shall be represented by certificates which shall set forth thereon the statements prescribed by
Section 607.0625 of the Business Corporation Act and by any other applicable provision of law, and which shall be signed by the President or a Vice President and the Secretary or an Assistant Secretary of the corporation and may be sealed with the seal of the corporation or a facsimile thereof. The signatures of the President or a Vice President and the Secretary or an Assistant Secretary upon a certificate may be facsimiles if the certificate is manually signed on his behalf by a transfer agent or a registrar, other than the corporation itself or an employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of its issuance.

     12. Fractional Share Interests or Scrip. The corporation may, when necessary or desirable in order to effect share transfers, share distributions or reclassifications, mergers, consolidations, or reorganizations, issue a fraction of a share, make arrangements or provide reasonable opportunity for any person entitled to a fractional interest in a share to sell such fractional interest or to purchase such additional fractional interests as may be necessary to acquire a full share, pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or issue scrip in registered or bearer form, over the manual or facsimile signature of an officer of the corporation or its agent, which shall entitle the holder to receive a certificate for a full share upon the surrender of such scrip aggregating a full share. A certificate for a fractional share shall, but scrip shall not unless otherwise provided therein, entitle the holder to exercise voting rights, to receive dividends thereon, and to participate in any of the assets of the corporation in the event of liquidation.

     The Board of Directors may cause scrip to be issued subject to the condition that it shall become void if not exchanged for certificates representing full shares before a specified date, or subject to the condition that the shares for which scrip is exchangeable may be sold by the corporation and the proceeds thereof distributed to the holders of scrip, or subject to any other conditions which the Board of Directors may deem advisable. Such conditions shall be stated or fairly summarized on the face of the certificate.

     13. Lost, Stolen or Destroyed Certificates. The Board of Directors may direct that a new share certificate or certificates be issued in place of any certificate or certificates theretofore issued by the corporation which have been mutilated or which are alleged to have been lost, stolen, or destroyed, upon presentation of each such mutilated certificate or the making by the person claiming any such certificate to have been lost, stolen, or destroyed of an affidavit as to the fact and circumstances of the loss, theft, or destruction thereof. The Board of Directors, in its discretion and as a condition precedent to the issuance of any new certificate, may require the owner of any certificate alleged to have been lost, stolen, or destroyed, or his legal representative, to furnish the corporation with a bond, in such sum and with such surety or sureties as it may direct, as indemnity against any claim that may be made against the corporation in respect of such lost, stolen, or destroyed certificate.

     14. Share Transfers. Upon compliance with any provisions restricting the transferability of shares that may be set forth in the Articles of Incorporation, these Bylaws, or any written agreement in respect thereof, transfers of shares of the corporation shall be made only on the books of the corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation or with a transfer agent or a registrar and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon, if any. Except as may be otherwise provided by law, the person in whose name shares stand on the books of the corporation shall be deemed the owner thereof for all purposes as regards the corporation; provided that whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact, if known to the Secretary of the corporation, shall be so expressed in the entry of transfer.

                                   ARTICLE II

                               Board of Directors
                               ------------------

     1. Functions Generally - Compensation. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, its Board of Directors. The Board may fix the compensation of directors.

     2. Qualifications and Number. Each director shall be a natural person of not less than 18 years of age. A director need not be a shareholder, a citizen of the United States, or a resident of the State of Florida, but directors shall be required to execute and deliver a trade secrets agreement in form satisfactory to counsel for the corporation. The Board of Directors shall consist of not less than five (5) nor more than ten (10) persons. The number of directors may be increased or decreased by an amendment of these Bylaws or by resolution of the Board of Directors, but no decrease in the number of directors shall have the effect of shortening the term of any incumbent director.

     3. Election and Term. Each member of the Board of Directors shall hold office until the next annual meeting of shareholders following his election and until his successor has been elected and qualified or until his earlier resignation, removal from office, or death. Thereafter, each director who is elected at an annual meeting of shareholders, and any director who is elected in the interim to fill a vacancy or a newly-created directorship, shall hold office until the next succeeding annual meeting of shareholders and until his successor has been elected and qualified or until his earlier resignation, removal from office, or death. In the interim between annual meetings of shareholders or of special meetings of shareholders called for the election of directors, any vacancies in the Board of Directors, including vacancies created by reason of an increase in the number of directors, and including vacancies resulting from the removal of directors by the shareholders which have not been filled by said shareholders, may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum exists.

     4. Meetings. Meetings shall be held at such time as the Board shall fix, except that the first meeting of a newly elected Board shall be held as soon after its election as the directors may conveniently assemble. Meetings shall be held at such place within or without the State of Florida as shall be fixed by the Board. No call shall be required for regular meetings for which the time and place have been fixed. Special meetings may be called by the Chairman of the Board, if any, the Vice Chairman of the Board, if any, or the President, or by any two directors.

     5. Notice. No notice shall be required for regular meetings for which the time and place have been fixed. Written, oral, or any other mode of notice of the time and place shall be given for special meetings in sufficient time for the convenient assembly of the directors thereat. The notice or waiver of notice of any meeting need not specify the business to be transacted or the purpose of the meeting. Any requirement of furnishing a notice shall be waived by any director who signs a waiver of notice before or after the meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting and a waiver of any and all objections to the place of a meeting, the time of the meeting, or the manner in which it has been called or convened, except when a director states, at the beginning of the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

     6. Quorum and Action. A majority of the full Board of Directors shall constitute a quorum, except as may be otherwise provided in the Articles of Incorporation. Except as herein otherwise provided, and except as may be otherwise provided by the Business Corporation Act or the Articles of Incorporation, the act of the Board shall be the act of a majority of the directors present at a meeting at which a quorum is present. Members of the Board of Directors may participate in a meeting of said Board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time, and participation by such means shall be deemed to constitute presence in person at a meeting. A majority of the directors present, whether or not a quorum exists, may adjourn any meeting of the Board of Directors to another time and place. Notice of any such adjourned meeting shall be given to the directors who were not present at the time of the adjournment and, unless the time and place of the adjourned meeting are announced at the time of the adjournment, to the other directors.

     (a) Quorum and Action/Classified Information. A majority of the members of the Board of Directors possessing security clearance to the level of the Corporation, shall constitute a quorum for any action to be considered at a meeting of the Board of Directors relating to the security of classified information in possession of the Corporation. Classified information shall mean information released to the Corporation by the Department of Defense, or any classified contracts or programs for the Department of Defense and other User Agencies.

     7. Chairman of the Meeting. Meetings of the Board of Directors shall be presided over by the following directors in the order of seniority and if present and acting: the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, the President, or any other person chosen by the Board.

     8. Removal of Directors. At a meeting of shareholders called expressly for that purpose, the entire Board of Directors or any individual director may be removed from office with or without cause by the vote of the shareholders holding at least a majority of the shares of Common Stock. In case the entire Board or any one or more directors is so removed, new directors may be elected at the same meeting.

     9. Committees. Whenever the number of directors shall consist of three or more, the Board of Directors may, by resolution adopted by a unanimous vote of the full Board, designate from among its members an Executive Committee and one or more other committees, each of which, to the extent provided in the resolution, shall have and may exercise all of the authority of the Board of Directors except such authority as may not be delegated under the Business Corporation Act.

     10. Written Action. Any action required to be taken at a meeting of directors, or any action which may be taken at a meeting of directors or of a committee thereof, if any, may be taken without a meeting if a consent in writing, setting forth the action to be taken, shall be signed by all of the directors or all of the members of the committee, as the case may be.

                                   ARTICLE III

                                    Officers
                                    --------

     The corporation shall have a Chairman of the Board, a President, a Secretary, and a Treasurer, each of whom shall be elected by the directors from time to time, and may have one or more Vice Presidents and such other officers and assistant officers and agents as may be deemed necessary, each or any of whom may be elected or appointed by the directors or may be chosen in such manner as the directors shall determine. Any two or more offices may be held by the same person.

     Unless otherwise provided in the resolution of election or appointment, each officer shall hold office until the meeting of the Board of Directors following the next annual meeting of shareholders and until his successor has been elected and qualified.

     The officers and agents of the corporation shall have the authority and perform the duties in the management of the corporation as determined by the resolution electing or appointing them, as the case may be.

     The Board of Directors may remove any officer or agent whenever, in its judgment, the best interests of the corporation will be served thereby.

     The Board of Directors may authorize employment contracts with officers and other employees of this corporation for periods of more than one year.

                                   ARTICLE IV

                Registered Office and Agent - Shareholders Record
                -------------------------------------------------

     The address of the registered office of the corporation is 300 East Park Avenue, c/o The Prentice Hall Corporation System, Inc., City of Tallahassee 32301, County of Leon; and the name of the registered agent of the corporation is The Prentice Hall Corporation System, Inc., whose address is the same as that of the registered office.

     The corporation shall keep at its registered office in the State of Florida or at its principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number, class, and series, if any, of the shares held by each shareholder, and shall keep on file at said registered office the voting list of shareholders for a period of at least ten days prior to any meeting of shareholders.

                                   ARTICLE V

                                 Corporate Seal
                                 --------------

     The corporate seal shall have inscribed thereon the name of the corporation and shall be in such form and contain such other words and/or figures as the Board of Directors shall determine or the law require.

                                   ARTICLE VI

                                   Fiscal Year
                                   -----------

     The fiscal year of the corporation shall be fixed, and shall be subject to change, by the Board of Directors.

                                   ARTICLE VII

                               Control Over Bylaws
                               -------------------

     The Board of Directors shall have power to adopt, alter, amend, or repeal the Bylaws.

                                  ARTICLE VIII

                         Director Deadlocks; Arbitration
                         -------------------------------

     If the Board of Directors shall be equally divided respecting the management of the property, business, and affairs of the corporation, or any aspect thereof or any transaction involved therein, or shall be equally divided on any question, dispute, or controversy, and such equal division concerns a proper subject for action by the Board, no shareholder or director shall have the right to have the corporation dissolved or shall have any other legal right in a suit at law or in equity because of such deadlock. Any such equal division shall be submitted to arbitration in the following manner:

     (1) Upon written request by any director submitted at a duly organized meeting of the Board of Directors, the Board shall select two arbitrators, each director having in such selection the right to two (2) votes under a system of cumulative voting, whereupon such two arbitrators shall select a third arbitrator; but if they shall be unable to agree within 15 days upon the third arbitrator, he shall be appointed by them from the Panel of Arbitrators of the American Arbitration Association in accordance with its rules then in effect.

     (2) The arbitrators shall decide, resolve, and determine the matters respecting which the Board may be equally divided, including (but not limited to) all collateral matters such as whether such matter is a proper subject for action by the Board of Directors, whether such matters have been properly submitted to them for decision, whether the Board is actually equally divided, and whether this section and the provisions for arbitration hereunder are properly invoked and applicable, to the end that all questions, disputes and controversies be resolved, determined and adjudged by the arbitrators; and the decision of such arbitrators on all matters submitted to them hereunder shall be conclusive and binding upon the Board of Directors, the corporation, and the parties.

     (3) The arbitrators shall conduct the arbitration proceedings in accordance with the rules of the American Arbitration Association, as then in effect, insofar as such rules are not in conflict with this section.

     (4) The decision of the arbitrators shall be final and conclusive, shall be the equivalent of a resolution unanimously passed by the full Board at a meeting duly convened, and shall not be revoked or amended or overruled, except by unanimous action of the Board of Directors or the shareholders of the corporation. Such decision shall be forthwith filed with the Secretary of the corporation; and judgment on such decision may be entered in the highest court of the forum having jurisdiction.

     The denial in this section of the Bylaws of the right to have the corporation dissolved, and of other legal rights, shall be inoperative in the event that any shareholder of the corporation shall have given written notice to the members of the Board of Directors that he intends to seek dissolution of the corporation or other legal remedy because of deadlock among the Board of Directors, and such notice remains unrevoked for two years from the date it was given. If such notice is given and (a) no such proceedings are commenced within three years thereafter, or (b) such notice is revoked, or (c) proceedings are commenced and are determined adversely to the party seeking dissolution or other legal remedy because of such deadlock, the said denial of rights in this section shall again become fully operative as before.