Form 10-Q
period 1998-12-31
SAWTEK INC \FL\
filed 1999-01-22
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended December 31, 1998

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

                  Yes     X                         No
                       ------                          ------

         As  of  January  15,  1999,   there  were  20,890,524   shares  of  the
Registrant's Common stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------
         Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of December 31, 1998
         and September 30, 1998 ........................................... 3

         Consolidated Statements of Income for the three months
         ended December 31, 1998 and 1997.................................. 4

         Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997.................................. 5

         Notes to Consolidated Financial Statements........................ 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........... 8

Part II. Other Information
         -----------------
         Item 1.  Legal Proceedings .......................................15

         Item 2.  Changes in Securities ...................................15

         Item 3.  Defaults Upon Senior Securities .........................15

         Item 4.  Submission of Matters to a Vote of Security Holders .....15

         Item 5. Other Information ........................................15

         Item 6.  Exhibits and Reports on Form 8-K ........................15

Signatures.................................................................15

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)
                                                                                December 31,     September 30,
                                                                                    1998              1998
                                                                                ------------     -------------
                                                                                (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                               $ 92,417          $ 84,131
  Accounts receivable net of allowance for doubtful accounts and returns of
  $1,379 at December 30, 1998 and $1,399 at September 30, 1998                       9,940            11,569
  Inventories                                                                        7,650             8,453
  Deferred income taxes                                                              1,039             1,179
  Other current assets                                                               1,158             1,075
                                                                                  --------          --------
       Total current assets                                                        112,204           106,407
Other assets                                                                           100               109
Property, plant and equipment, net                                                  40,979            42,194
                                                                                  --------          --------
            Total assets                                                          $153,283          $148,710
                                                                                  ========          ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                $  1,048          $  1,830
  Accrued wages and benefits                                                         1,582             3,198
  Other accrued liabilities                                                          1,584             1,912
  Current maturities of long-term debt                                                 469               469
  Income taxes payable                                                               1,005                69
                                                                                  --------          --------
       Total current liabilities                                                     5,688             7,478

Long-term debt, less current maturities                                              2,052             2,169
Deferred income taxes                                                               16,742            15,186

Shareholders' equity:
Common  stock;  $.0005  par value;  120,000,000  authorized  shares;  issued and outstanding shares 21,415,429 at December 31, 1998 and 21,334,097 at
September 30, 1998                                                                      11                11
Capital surplus                                                                     73,136            72,816
Unearned ESOP compensation                                                            (975)             (975)
Retained earnings                                                                   62,963            56,646
Less common stock held in treasury at cost; 504,904 shares at
December 31, 1998 and 385,500 at September 30, 1998                                 (6,334)           (4,621)
                                                                                  --------          --------
       Total shareholders' equity                                                  128,801           123,877
                                                                                  --------          --------
            Total liabilities and shareholders' equity                            $153,283          $148,710
                                                                                  ========          ========


                           See accompanying notes to consolidated financial statements.

                                          SAWTEK INC.
                               Consolidated Statements of Income
                                          (unaudited)
                                                                 Three Months Ended
                                                                    December 31,
                                                               ----------------------
                                                               1998              1997
                                                               ----              ----
                                                       (in thousands, except per share data)

Net sales                                                    $ 22,219          $ 24,694
Cost of sales                                                   9,958            11,371
                                                             --------          --------
Gross profit                                                   12,261            13,323
Operating expenses:
  Selling expenses                                              1,385             1,769
  General & administrative expenses                             1,079             1,431
  Research & development expenses                               1,197               868
                                                             --------          --------
    Total operating expenses                                    3,661             4,068
                                                             --------          --------
Operating income                                                8,600             9,255

Other income - net                                             (1,119)             (818)
                                                             --------          --------
Income before taxes                                             9,719            10,073
Income taxes                                                    3,402             3,727
                                                             --------          --------
Net income                                                   $  6,317          $  6,346
                                                             ========          ========

Net income per share - basic                                 $   0.30          $   0.30
Net income per share - diluted                               $   0.30          $   0.29
Shares used in computing net income per share - basic          20,882            21,023
Shares used in computing net income per share - diluted        21,231            21,733


                          See accompanying notes to consolidated financial statements.



                                   SAWTEK INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                     Three Months Ended
                                                                         December 31,
                                                                     ------------------
                                                                     1998          1997
                                                                     ----          ----
                                                                        (in thousands)
Operating activities:
Net income                                                         $ 6,317       $ 6,346
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                      1,601         1,618
  Deferred income taxes                                              1,696         1,391
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                              1,629         1,936
    Inventories                                                        803        (3,765)
    Other current assets                                               (83)         (201)
  Increase (decrease) in liabilities:
    Accounts payable                                                  (782)        1,307
    Accrued liabilities                                             (1,944)       (1,555)
    Income taxes payable                                               936         1,942
                                                                   -------       -------
Net cash provided by operating activities                           10,173         9,019
Investing activities:
Purchase of property, plant and equipment, net                        (377)       (3,813)
Short-term investments                                              19,561        (3,005)
Other                                                                                 94
                                                                   -------       -------
Net cash provided by (used in) investing activities                 19,184        (6,724)
Financing activities:
Principal payments on long-term debt                                  (117)         (313)
Net proceeds from sale of  Common stock                                320           270
Purchase of Common stock for treasury                               (1,713)
                                                                   -------       -------
Net cash used in financing activities                               (1,510)          (43)
                                                                   -------       -------
Increase in cash and cash equivalents                               27,847         2,252
Cash and cash equivalents at beginning of period                    42,132        42,300
Short-term investments                                              22,438        18,769
                                                                   -------       -------
Cash, cash equivalents and short-term investment at end of period  $92,417       $63,321
                                                                   =======       =======
Interest paid                                                      $    42       $    65
Income taxes paid                                                  $   770       $   450


                       See accompanying notes to consolidated financial statements.




                                   SAWTEK INC.
Notes to Consolidated Financial Statements - December 31, 1998 (unaudited)

1.  Basis of Presentation
    ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of December 31, 1998, and the results of its operations and its cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1998, including the notes thereto, and the other information set forth therein included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1998 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 10, 1998. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. The Company's first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was January 3, 1999, for the first quarter of fiscal 1999. However, for convenience, the financial statements are dated as of December 31, 1998. There were no material transactions from December 31, 1998 through January 3, 1999.

The Company reviewed the application of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that neither pronouncement is material to the Company's reported results or footnote disclosures. The Company does not have any material transactions to be reported under SFAS No. 130 and substantially all of its operations are in one business segment, the manufacture and sale of SAW-based products, with respect to the segment disclosure requirements of SFAS No. 131.

Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1999. Certain historical accounts have been restated to conform to the current year presentation.

2.  Earnings Per Share
    ------------------
The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                          Three Months Ended
                                                               December 31,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----
                                                (in thousands, except per share data)
Numerator:
Net income available to common stockholders             $ 6,317        $ 6,346
                                                        =======        =======
Denominator:
Denominator for basic earnings per share:
     Weighted average shares                             20,882         21,023
Effect of dilutive securities:
     Employee stock options                                 349            710
                                                        -------        -------
Denominator for diluted earnings per share:
     Adjusted weighted average shares and
       assumed conversions                               21,231         21,733
                                                        =======        =======
Basic earnings per share                                $  0.30        $  0.30
                                                        =======        =======
Diluted earnings per share                              $  0.30        $  0.29
                                                        =======        =======


Options to purchase 446,000 shares at prices ranging from $22.125 to $35.00 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

3.  Inventories - Inventories are composed of the following:
    -----------

                                 December 31, 1998      September 30, 1998
                                 -----------------      ------------------
                                    (in thousands)
         Raw Material                  $3,872                 $3,809
         Work in Process                1,271                  1,969
         Finished Goods                 2,507                  2,675
                                       ------                 ------
                  Total                $7,650                 $8,453
                                       ======                 ======




4.  Property, Plant and Equipment - Property, plant and equipment are composed
    -----------------------------   of the following:

                                          December 31, 1998         September 30, 1998
                                          -----------------         ------------------
                                                        (in thousands)
Land and Improvements                          $   830                   $   830
Buildings                                       16,519                    16,595
Production and Test Equipment                   37,970                    37,235
Computer Equipment                               3,254                     3,239
Furniture and Fixtures                           2,676                     2,666
Construction in Progress                           736                     1,043
                                               -------                   -------
                                                61,985                    61,608
Less Accumulated Depreciation                   21,006                    19,414
                                               -------                   -------
      Total                                    $40,979                   $42,194
                                               =======                   =======

5.  Shareholders' Equity - The consolidated changes in shareholders' equity for
    --------------------   the three months ended December 31, 1998 are as
                           follows:

                                                                 (in thousands)

                                                                Unearned                    Treasury
                                Common Stock        Capital       ESOP        Retained        Stock
                               Shares   Amount      Surplus   Compensation    Earnings   Shares   Amount
                               ------   ------      -------   ------------    --------   ------   ------
Balance at October 1, 1998     21,334     $11       $72,816      $(975)       $56,646      386    (4,621)
Net income                                                                      6,317
Sale of common stock               81                   320
Purchase of treasury stock                                                                 119    (1,713)
                               ------     ---       -------      -----        -------      ---     -----
Balance at December 31, 1998   21,415     $11       $73,136      $(975)       $62,963      505    (6,334)
                               ======     ===       =======      ======       ========     ===     =====


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

Overview
========
The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which accounted for approximately 93% of net sales in the first three months of fiscal 1999. The Company has also experienced significant growth in its international markets over the last five years, with international sales accounting for approximately 34% of net sales for the first three months of fiscal 1999. However, sales to South Korean customers have declined from 21% of revenue in the quarter ended December 31, 1997 to 9% in the current quarter due to the economic recession in that country and the corresponding slow down in consumer and industrial demand.

The  Company has a wide range of  customers,  but a  significant  portion of its revenue is derived from the top three customers which accounted for approximately 50% of net revenue for the quarter ended December 31, 1998 and 1997.

Results of Operations
=====================
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of income to total net sales:

                                               Three Months Ended
                                                   December  31,
                                               ------------------
                                               1998          1997
                                               ----          ----
Net sales                                     100.0%        100.0%
Cost of sales                                  44.8          46.0
                                              -----         -----
Gross profit                                   55.2          54.0
Operating expenses:
  Selling expenses                              6.2           7.2
  General & administrative expenses             4.9           5.8
  Research & development expenses               5.4           3.5
                                              -----         -----
    Total operating expenses                   16.5          16.5
                                              -----         -----
Operating income                               38.7          37.5
Other income - net                              5.0           3.3
                                              -----         -----
Income before taxes                            43.7          40.8
Income taxes                                   15.3          15.1
                                              -----         -----
Net income                                     28.4%         25.7%
                                              =====         =====


Net Sales. Net sales decreased 10% from $24.7 million in the quarter ended December 31, 1997 to $22.2 million in the quarter ended December 31, 1998 due to reduced sales into the South Korean market as a result of the economic recession in that country and due to lower average selling prices for high volume filters for telephone handsets based on Code Division Multiple Access ("CDMA") technology and filters for base station applications based on Global System for Mobile ("GSM) communications technology.

Revenue from South Korean customers declined from 21% of total revenue in the quarter ended December 31, 1997 to 9% in the quarter ended December 31, 1998 reflecting the slow down in demand from these customers due to the economic turmoil in South Korea.

The Company believes that the financial turmoil in Asia will continue to impact the Company in fiscal 1999 and that revenue from Asian customers will likely be below the revenue from these customers in fiscal 1998.

In addition, the Company believes that prices for filters for CDMA base stations may decline in the future due to the conversion to smaller surface mount packages which would reduce revenue and reduce gross margins on these products. Sales of CDMA base station filters accounted for approximately 24% of total revenue in the quarter ended December 31, 1998.

Gross Margin. Gross margin increased from 54.0% for the quarter ended December 31, 1997 to 55.2% in the quarter ended December 31, 1998 due to improved yields, lower manufacturing labor costs, and higher than expected margins for bandpass filters for base station and handset applications and for chemical sensor products. The Company believes gross margins will decline as the Company shifts more of its product mix to handset filters which are lower priced, have lower profit margins, and are subject to more competitive pricing pressure than the Company's other products.

Operating Expenses. Operating expenses overall remained at 16.5% of net sales for the quarter ended December 31, 1998 compared to the same period one year ago. Selling expenses decreased as a percentage of net revenue due to lower commissions paid to independent sales representatives. General and administrative expenses decreased as a percentage of net sales due to less administrative personnel. Research and development expenses increased due to more expenditures for programs, particularly for SAW-based chemical sensors.

Other Income. Other income primarily represents interest income which increased for the three-month period as the Company recorded increased interest income on its investment of cash, cash equivalents and short-term investments.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 37% for the quarter ended December 31, 1997 and 35% for the quarter ended December 31, 1998. The lower effective tax rate relates to tax benefits received from the Company's foreign sales corporation, tax exempt interest income, a lower effective rate for state income taxes, and other factors. The Company expects that its effective tax rate will remain at approximately 34% to 36% during fiscal 1999.

Liquidity and Capital Resources
-------------------------------
The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering, and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of its operation in Costa Rica, and potential acquisitions of new technologies or compatible companies. For the three months ended December 31, 1998, the Company generated net cash from operating activities of $10.2 million, consisting primarily of net income of $6.3 million, $1.6 million of depreciation and amortization, a $1.6 million reduction in accounts receivable and $1.7 million in deferred taxes, offset by the net decrease in accounts payable and accruals of $2.7 million.

The Company has a revolving credit agreement totaling $20.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2000. There were no balances outstanding on this credit line at December 31, 1998.

The Company made capital expenditures of approximately $377,000 during the quarter ended December 31, 1998. The Company intends to spend approximately $8 million to $10 million in fiscal 1999 on capital equipment and facilities.

The Company repurchased 119,405 shares of its Common stock for $1.7 million in the quarter ended December 31, 1998. In the fourth quarter of fiscal 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Common stock which includes the 504,905 purchased through December 31, 1998. The Company expects to continue to repurchase shares of its Common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

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

New Accounting Pronouncements
-----------------------------
There were no new pronouncements issued that would have a material impact on the Company's financial statements that have not already been adopted by the Company.

Year 2000 Compliance
--------------------
The Year 2000 relates to the method used by computer systems and software for recognizing the two-digit year code as the year 1900, instead of 2000. Computer hardware and software describes traditional information technology systems such as enterprise resource planning systems, accounting systems, fax servers, print servers, desktop computers and applications, telephone/PBX systems, as well as other systems such as manufacturing equipment, facilities equipment and security systems. Some of Sawtek's computer hardware and software may recognize a year represented by "00" as 1900, instead of 2000. This could result in unexpected behavior in the affected hardware or software. These systems will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems that do not accept four-digit year entries will need to be upgraded or replaced to comply with such Year 2000 requirements.

Sawtek's State of Readiness - Year 2000
---------------------------------------
Sawtek's Year 2000 inventory, assessment, remediation and testing began in January 1998 and is planned to be completed by June 1999. As of December 31, 1998, it is estimated that 70% of the issues that are necessary for a successful Year 2000 transition are resolved. The remaining 30% of the issues are in progress and are planned to be completed by June 1999.

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

Sawtek also surveyed key suppliers. As of January 20, 1999, 100% of those surveyed have responded. Of those surveyed, 50% are already compliant. The remainder expect to be compliant some time in 1999. No suppliers responded that they would fail to be Year 2000 compliant.

Sawtek is in the process of surveying its key customers and the results are expected to be completed by the end of February 1999.

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

The Risks of the Company's Year 2000 Issues
-------------------------------------------
The Company's products are not date sensitive and, therefore, are not subject to year 2000 defects or problems. The Company believes that its primary manufacturing, engineering, financial and administrative systems are Year 2000 compliant. The greatest potential risk from Year 2000 issues relates to a major supplier or customer whose systems are not Year 2000 compliant and who may be unable to meet delivery requirements for an important raw material or equipment or who may not be able to accept shipment of the Company's products until they correct their Year 2000 problem.

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

The Company's Contingency Plans - Year 2000
-------------------------------------------
The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst-case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by June 30, 1999.

Foreign Currency
----------------
The Company generates approximately 30% to 40% of its revenue from sales outside of the United States. In addition, approximately 40% to 50% of its product is produced in Costa Rica. To date, substantially all of the Company's sales have been denominated in U.S. dollars and the vast majority of costs incurred are in U.S. dollars. As a result, the Company has not engaged in significant transactions involving foreign currency management.

Over the past year, the valuations of many foreign currencies have fluctuated relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries over the past year. A stronger U.S. dollar makes it more difficult for companies in these countries to purchase U.S. products and it has made it more difficult for Sawtek to compete against SAW producers based in these countries.

The new common European currency, the euro, made its debut in January 1999. Approximately 20% of the Company's sales are in Europe. To date, none of the Company's customers or suppliers have requested the Company to transact business in the euro. As a result, the impact of this new currency on the Company is not determinable at this time.

Risks and Uncertainties
-----------------------
This Form 10-Q contains certain forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following: the Company's dependence on continuing demand for wireless communications services and CDMA technology, particularly CDMA handset units; economic turmoil in South Korea and other Asia-Pacific countries (as experienced during the past year) or other geographic areas of the world and risks associated with international operations; fluctuations in the value of foreign currency; pressure on revenues and gross profit margins due to competition; change in product mix and other factors; lower average selling prices of Sawtek's products; dependence on a limited number of customers, which are expected to continue to account for a high percentage of the Company's future net sales; fluctuations in the Company's quarterly results and backlog which may be caused by such factors as product mix changes, price competition, availability of manufacturing capacity, and customer order cancellation or rescheduling; the Company's dependence on its timely development of new or improved SAW products (such as SAW chemical sensors) to meet changing market needs and the risk of competing technologies which could replace or reduce the use of SAW technology for certain applications; risks associated with Costa Rica operations, as well as other risks discussed in Sawtek's SEC reports, including Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on November 10, 1998.

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

Item 2.           Changes in Securities. None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.   (a)     Exhibits and Reports on Form 8-K.  None
          (b)     Exhibit 27 - Financial Data Schedule.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 22, 1999


                                 SAWTEK INC.
                                 (Registrant)




                                 /s/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)