Form 10-Q
period 1999-03-31
SAWTEK INC \FL\
filed 1999-04-20
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

                  Yes     X                        No
                        -----                         -----


         As of April 15, 1999, there were 20,914,059 shares of the Registrant's Common stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.           Financial Information                              Page Number

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 1999
                  and September 30, 1998................................  3

                  Consolidated Statements of Income for the three months
                  and six months ended March 31, 1999 and 1998..........  4

                  Consolidated Statements of Cash Flows for the six
                  months ended March 31, 1999 and 1998..................  5

                  Notes to Consolidated Financial Statements............  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........  8

         Item 3.  Quantitative and Qualitative Disclosure of
                  Market Risk........................................... 15


Part II.          Other Information

         Item 1.  Legal Proceedings..................................... 16

         Item 2.  Changes in Securities................................. 16

         Item 3.  Defaults Upon Senior Securities ...................... 16

         Item 4.  Submission of Matters to a Vote of Security Holders .. 16

         Item 5. Other Information ..................................... 16

         Item 6.  Exhibits and Reports on Form 8-K ..................... 16

Signatures.............................................................. 17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                                                  March 31,      September 30,
                                                                                    1999              1998
                                                                                  ---------      -------------
                                                                                 (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                               $101,002          $ 84,131
  Accounts receivable net of allowance for doubtful accounts and returns of
  $1,173 at March 31, 1999 and $1,399 at September 30, 1998                         11,462            11,569
  Inventories                                                                        6,156             8,453
  Deferred income taxes                                                              1,034             1,179
  Other current assets                                                               1,328             1,075
                                                                                  --------          --------
       Total current assets                                                        120,982           106,407
Other assets                                                                            99               109
Property, plant and equipment, net                                                  40,147            42,194
                                                                                  --------          --------
            Total assets                                                          $161,228          $148,710
                                                                                  ========          ========
Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                                                $  1,685          $  1,830
  Accrued wages and benefits                                                         2,217             3,198
  Other accrued liabilities                                                          1,471             1,912
  Current maturities of long-term debt                                                 469               469
  Income taxes payable                                                                 536                69
                                                                                  --------          --------
Total current liabilities                                                            6,378             7,478

Long-term debt, less current maturities                                              1,935             2,169
Deferred income taxes                                                               18,186            15,186

Shareholders' equity:
Common stock; $.0005 par value; 120,000,000 authorized shares; issued and
outstanding shares 21,334,097 at March 31, 1999 and at September 30, 1998               11                11
Capital surplus                                                                     71,347            72,816
Unearned ESOP compensation                                                            (975)             (975)
Retained earnings                                                                   69,978            56,646
Less Common stock held in Treasury at cost; 421,073 shares at March 31, 1999 and
385,500 at September 30, 1998                                                       (5,632)           (4,621)
                                                                                  --------          --------
       Total shareholders' equity                                                  134,729           123,877
                                                                                  --------          --------
            Total liabilities and shareholders' equity                            $161,228          $148,710
                                                                                  ========          ========


                           See accompanying notes to consolidated financial statements.


                                        SAWTEK INC.
                            Consolidated Statements of Income
                                        (unaudited)
                                                             Quarter Ended      Six Months Ended                     Ended
                                                               March 31,            March 31,
                                                             -------------      ----------------
                                                             1999     1998      1999        1998
                                                             ----     ----      ----        ----
                                                            (in thousands, except per share data)

Net sales                                                  $23,497   $25,183   $45,716    $49,877
Cost of sales                                                9,828    11,190    19,786     22,561
                                                           -------   -------   -------    -------
Gross profit                                                13,669    13,993    25,930     27,316

Operating expenses:
  Selling expenses                                           1,340     1,508     2,725      3,277
  General & administrative expenses                          1,037     1,509     2,116      2,940
  Research & development expenses                            1,616       950     2,813      1,818
                                                           -------   -------   -------    -------
    Total operating expenses                                 3,993     3,967     7,654      8,035
                                                           -------   -------   -------    -------
Operating income                                             9,676    10,026    18,276     19,281

Other income - net                                           1,116       794     2,235      1,612
                                                           -------   -------   -------    -------
Income before taxes                                         10,792    10,820    20,511     20,893
Income taxes                                                 3,777     4,004     7,179      7,731
                                                           -------   -------   -------    -------
Net income                                                 $ 7,015   $ 6,816   $13,332    $13,162
                                                           =======   =======   =======    =======

Net income per share - basic                               $  0.34   $  0.32   $  0.64    $  0.62
Net income per share - diluted                             $  0.33   $  0.31   $  0.63    $  0.61
Shares used in computing net income
per share - basic                                           20,912    21,177    20,897     21,100
Shares used in computing net income
per share - diluted                                         21,247    21,651    21,239     21,692


                           See accompanying notes to consolidated financial statements.





                                   SAWTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                      Six Months Ended
                                                                          March 31,
                                                                      ----------------
                                                                      1999        1998
                                                                      ----        ----
                                                                        (in thousands)
Operating activities:
Net income                                                          $ 13,332    $ 13,162
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                        3,673       3,155
  Deferred income taxes                                                3,145       3,210
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                  107       1,721
    Inventories                                                        2,297      (6,046)
    Other current assets                                                (253)       (340)
  Increase (decrease) in liabilities:
    Accounts payable                                                    (145)     (1,195)
    Accrued liabilities                                               (1,422)       (719)
    Income taxes payable                                                 467       1,614
                                                                    --------    --------
Net cash provided by operating activities                             21,201      14,562
Investing activities:
Purchase of property, plant and equipment, net                        (1,616)     (5,746)
Change in short-term investments                                      12,477      (8,014)
                                                                    --------    --------
Net cash provided by (used in) investing activities                   10,861     (13,760)
Financing activities:
Principal payments on long-term debt                                    (234)     (1,396)
Purchase of Common stock for Treasury                                 (2,932)
Net proceeds from exercise of stock options                              452         601
                                                                    --------    --------
Net cash used in financing activities                                 (2,714)       (795)
                                                                    --------    --------
Increase in cash and cash equivalents                                 29,348           7
Cash and cash equivalents at beginning of period                      42,132      42,309
                                                                    --------    --------
Cash and cash equivalents at end of period                            71,480      42,316
Short-term investments at end of period                               29,522      23,778
                                                                    --------    --------
Cash, cash equivalents and short-term investments                   $101,002    $ 66,094
                                                                    ========    ========
Interest paid                                                       $     79    $    182

Income taxes paid                                                   $  3,040    $  2,980


                           See accompanying notes to consolidated financial statements.



                                   SAWTEK INC.
Notes to Consolidated Financial Statements - March 31, 1999 (unaudited)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1999, and the results of its operations and its cash flows for the three and six-month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1998, including the notes thereto, and the other information included in the Company's most recent annual report on Form 10-K for the year ended September 30, 1998 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 10, 1998. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

The Company maintains its records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. The Company's first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was April 4, 1999, for the second quarter of fiscal 1999. However, for convenience, the financial statements are dated as of March 31, 1999. There were no material transactions from March 31, 1999 through April 4, 1999 as the Company was closed for most of this period for the Easter holiday.

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

Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1999. Certain historical accounts have been restated to conform to the current year presentation.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                        Three Months Ended       Six Months Ended
                                                             March 31,               March 31,
                                                        ------------------       ----------------
                                                        1999          1998       1999        1998
                                                        ----          ----       ----        ----
                                                           (in thousands, except per share data)
Numerator:
Net income available to common stockholders           $ 7,015        $ 6,816    $13,332    $13,162
                                                      =======        =======    =======    =======
Denominator:
Denominator for basic earnings per share:
     Weighted average shares                           20,912         21,177     20,897     21,100
Effect of dilutive securities:
     Employee stock options                               335            474        342        592
                                                      -------        -------    -------    -------
Denominator for diluted earnings per share:
     Adjusted weighted average shares and
       assumed conversions                             21,247         21,651     21,239     21,692
                                                      =======        =======    =======    =======
Basic earnings per share                              $  0.34        $  0.32    $  0.64    $  0.62
                                                      =======        =======    =======    =======
Diluted earnings per share                            $  0.33        $  0.31    $  0.63    $  0.61
                                                      =======        =======    =======    =======

Options to purchase 174,600 shares at prices ranging from $25.00 to $35.00 per share were outstanding during the quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

3. Inventories - Inventories are composed of the following:

                                                         March 31, 1999      September 30, 1998
                                                         --------------      ------------------
                                                                     (in thousands)
         Raw Material....................................    $2,435                 $3,809
         Work in Process.................................       998                  1,969
         Finished Goods..................................     2,723                  2,675
                                                             ------                 ------
                  Total..................................    $6,156                 $8,453
                                                             ======                 ======

4. Property, Plant and Equipment - Property, plant and equipment are composed of the following:

                                                                March 31, 1999          September 30, 1998
                                                                --------------          ------------------
                                                                            (in thousands)
Land and Improvements                                              $   830                     $   830
Buildings                                                           16,500                      16,595
Production and Test Equipment                                       38,243                      37,235
Computer Equipment                                                   3,293                       3,239
Furniture and Fixtures                                               2,796                       2,666
Construction in Progress                                             1,562                       1,043
                                                                   -------                     -------
                                                                    63,224                      61,608
Less Accumulated Depreciation                                       23,077                      19,414
                                                                   -------                     -------
      Total                                                        $40,147                     $42,194
                                                                   =======                     =======

5. Shareholders' Equity - The consolidated changes in shareholders' equity for the six months ended March 31, 1999 are as follows:

                                 (in thousands)

                                                                Unearned                   Treasury
                                 Common Stock       Capital       ESOP        Retained       Stock
                                Shares  Amount      Surplus   Compensation    Earnings   Shares   Amount
                                ------  ------      -------   ------------    --------   ------   ------
Balance at October 1, 1998      21,334    $11       $72,816      $(975)       $56,646      386   $(4,621)
Net income                                                                     13,332
Exercise of stock options                            (1,469)                              (144)    1,921
Purchase of treasury stock                                                                 179
                                ------    ---       -------      -----        -------      ---   -------
Balance at March 31, 1999       21,334    $11       $71,347      $(975)       $69,978      421   $(5,632)
                                ======    ===       =======      ======       =======      ===   =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions that involve risks and uncertainties. These cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere in this Form 10-Q.

Overview
--------
The Company was incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. The Company's focus has been on the high-end performance spectrum of the market, and its primary products are SAW bandpass filters, resonators, delay lines, oscillators and SAW-based sub-systems. Initially, the Company's products were concentrated in the military and space systems market. The Company has since shifted its attention to commercial markets which accounted for approximately 94% of net sales in the first six months of fiscal 1999. The Company has also experienced significant growth in its international markets over the last five years, with international sales accounting for approximately 38% of net sales for the first six months of fiscal 1999.

The  Company has a wide range of  customers,  but a  significant  portion of its revenue is derived from the top three customers which accounted for approximately 46% of net revenue for the quarter ended March 31, 1999 compared to 54% for the quarter ended March 31, 1998.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of income to total net sales:

                                              Three Months Ended       Six Months Ended
                                                   March 31,               March 31,
                                              ------------------       ----------------
                                              1999          1998       1999        1998
                                              ----          ----       ----        ----
Net sales                                    100.0%        100.0%     100.0%      100.0%
Cost of sales                                 41.8          44.4       43.3        45.2
                                             -----         -----      -----       -----
Gross profit                                  58.2          55.6       56.7        54.8
Operating expenses:
  Selling expenses                             5.7           6.0        6.0         6.6
  General & administrative expenses            4.4           6.0        4.6         5.9
  Research & development expenses              6.9           3.8        6.1         3.6
                                             -----         -----      -----       -----
    Total operating expenses                  17.0          15.8       16.7        16.1
                                             -----         -----      -----       -----
Operating income                              41.2          39.8       40.0        38.7
Other income - net                             4.8           3.2        4.9         3.2
                                             -----         -----      -----       -----
Income before income taxes                    46.0          43.0       44.9        41.9
Income taxes                                  16.1          15.9       15.7        15.5
                                             -----         -----      -----       -----
Net income                                    29.9%         27.1%      29.2%       26.4%
                                             =====         =====      =====       =====

Net Sales. Net sales decreased 6.7% from $25.2 million in the quarter ended March 31, 1998 to $23.5 million in the quarter ended March 31, 1999 and decreased 8.3% from $49.9 million in the six months ended March 31, 1998 to $45.7 million in the six months ended March 31, 1999. The decrease for the quarter ended March 31, 1999 compared to the same period last year is due to reduced revenue from both GSM and CDMA base station filters due to lower average selling prices and reduced sales for military and space applications. Revenue from handset filters increased by approximately 12% in the current quarter compared to the same period last year and unit volume increased significantly as the world-wide demand for CDMA handset filters continues to grow. The decrease in net sales for the six-month period ended March 31, 1999 compared to the same period last year is a result of reduced shipments to Asian customers, principally to customers in S. Korea who reduced orders due to the financial turmoil experienced in that region. Net sales to S. Korean customers for the six-month period ended March 31, 1999 were approximately $5.7 million compared to approximately $7.2 million for the same period last year. However, sales to
S. Korean customers increased from approximately 9% of net sales in the quarter ended December 31, 1998 to approximately 16% of net sales in the current quarter.

The Company believes that the financial turmoil in Asia may impact the Company in the future and that revenue from Asian customers will vary significantly from quarter to quarter and could decline substantially with little or no advance notice.

In addition, the Company believes that prices for filters for CDMA base stations may decline in the future due to the conversion to smaller surface mount packages which would reduce revenue and reduce gross margins on these products. Sales of CDMA base station filters accounted for approximately 25% of total revenue in the quarter ended March 31, 1999.

The Company is experiencing increased unit orders from a number of its customers, primarily for CDMA handset filters, which may, in the short term, create a capacity problem. As a result, the Company's revenue may be impacted in that it may not be able to produce all of the orders in a timely manner, which could impact the Company's ability to grow revenue. The Company has initiated an aggressive capital expenditure program to deal with this issue, but it may take several quarters before all of the new equipment and facilities are operational. In addition, the Company is experiencing potential shortages of certain key raw materials, which, if not resolved, could impact its ability to respond to customer requirements which could impact the Company's ability to grow revenue.

Gross Margin. The gross margin increased from 55.6% and 54.8% of net sales for the three and six-month periods ended March 31, 1998 to 58.2% and 56.7% in the three and six-month periods ended March 31, 1999. The increase is due to continued improvement in yields, lower material costs, and lower labor costs because more product is produced in the Company's production facility in Costa Rica compared to last year. The Costa Rican operation accounted for 39.6% and 35.9% of the consolidated sales in the three and six-month periods ended March 31, 1998 compared to 49.8% and 48.5% of consolidated sales for the same periods in fiscal 1999.

While the gross margins have increased recently, the Company believes that gross margins will decline in the future as the Company shifts more of its product mix to handset filters which are lower priced, have lower profit margins, and are subject to more competitive pricing pressure than the Company's other products.

Operating Expenses. Operating expenses overall increased 0.7% in the current quarter compared to the same quarter last year, but decreased 4.7% from $8 million for the six-month period ended March 31, 1998 to $7.7 million for the same period this year. The increase for the current quarter is due to increased research and development expenses for expenditures for new programs, particularly for SAW-based chemical sensors. During the quarter, the Company introduced a new SAW-based chemical sensor product, VaporLab, which accounted for the majority of the increased expenditures. The Company is committed to increased research and development and it expects to continue to invest in new products and technologies.

Operating expenses decreased for the six-month period compared to last year due to lower general and administrative expenses. Last year, the Company increased general and administrative expenses relating to the acquisition of Microsensor Systems, Inc.

Other Income. Other income primarily represents interest income which increased for the three and six-month periods of fiscal 1999 compared to the same periods of fiscal 1998 as the Company recorded increased interest income on its investment of cash, cash equivalents and short-term investments.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 35% for the quarter and six-month period ended March 31, 1999 compared to 37% for the quarter and six-month period ended March 31, 1998. The lower effective tax rate relates to tax benefits received from the Company's foreign sales corporation, tax exempt interest income, a lower effective rate for state income taxes, and other factors. The Company expects that its effective tax rate will remain at approximately 34% to 36% during fiscal 1999.

Liquidity and Capital Resources
-------------------------------
The Company has financed its operations to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, its May 1, 1996 initial public offering, and the July 1, 1997 follow-on public offering. The Company requires capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of its operation in Costa Rica, and potential acquisitions of new technologies or compatible companies. For the six months ended March 31, 1999, the Company generated net cash from operating activities of $21.2 million, consisting primarily of net income of $13.3 million, $3.7 million of depreciation and amortization, a $2.3 million reduction in inventory, and $3.1 million in deferred taxes, offset by a decrease in accrued liabilities of $1.4 million.

The Company has a revolving credit agreement totaling $20.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2000. There were no balances outstanding on this credit line at March 31, 1999.

The Company made capital expenditures of approximately $1.6 million during the six months ended March 31, 1999. The Company intends to spend an additional $10 million to $15 million in fiscal 1999 on capital equipment and facilities to increase capacity.

The Company repurchased 179,405 shares of its Common stock for $2.9 million in the six months ended March 31, 1999. In the fourth quarter of fiscal 1998, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Common stock which includes 564,905 shares purchased through March 31, 1999. The Company expects to continue to repurchase shares of its Common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

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

Sawtek's State of Readiness - Year 2000
---------------------------------------
Sawtek's Year 2000 inventory, assessment, remediation and testing began in January 1998 and is planned to be completed by June 1999. As of March 31, 1999, it is estimated that 85% of the issues that are necessary for a successful Year 2000 transition are resolved. The remaining 15% of the issues are in progress and are planned to be completed by June 1999.

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

Sawtek also surveyed key suppliers. As of April 15, 1999, 100% of those surveyed have responded. Of those surveyed, 60% are already compliant. The remainder expect to be compliant some time in 1999. No suppliers responded that they would fail to be Year 2000 compliant.

Sawtek has determined, through surveys of its key customers, that all of them have either achieved full Year 2000 compliance or will be compliant by September 30, 1999.

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

The Company's Contingency Plans - Year 2000
-------------------------------------------
The Company has begun,  but not yet completed,  a comprehensive  analysis of the operational problems and costs (including loss of revenues) that would reasonably occur from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most likely worst-case scenario, and such scenario has not yet been clearly defined. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

Foreign Currency
----------------
The Company generates approximately 40% of its revenue from sales outside of the United States. In addition, approximately 50% of its product is produced in Costa Rica. To date, substantially all of the Company's sales have been denominated in U.S. dollars and the vast majority of costs incurred are in U.S. dollars. As a result, the Company has not engaged in significant transactions involving foreign currency management.

Over the past year, the valuations of many foreign currencies have fluctuated relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries over the past year. A stronger U.S. dollar makes it more difficult for companies in these countries to purchase U.S. products and makes it more difficult for Sawtek to compete against SAW producers based in these countries.

The new common European currency, the Euro, made its debut in January 1999. Approximately 20% of the Company's sales are in Europe. To date, none of the Company's customers or suppliers have requested the Company to transact business in the Euro. As a result, the impact of this new currency on the Company is not determinable at this time.

Risks and Uncertainties
-----------------------
This Form 10-Q contains certain forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following: the Company's dependence on continuing demand for wireless communications services and CDMA technology, particularly CDMA handset units; economic turmoil in South Korea and other Asia-Pacific countries (as experienced during the past year) or other geographic areas of the world and risks associated with international operations; fluctuations in the value of foreign currency; pressure on revenues and gross profit margins due to competition; change in product mix and other factors; lower average selling prices of Sawtek's products; dependence on a limited number of customers, which are expected to continue to account for a high percentage of the Company's future net sales; fluctuations in the Company's quarterly results and backlog which may be caused by such factors as product mix changes, price competition, availability of manufacturing capacity which could limit the Company's ability to respond timely to customer requirements and limit its ability to grow revenue, limited sources of supply for basic raw materials and potential near-term shortages of supply, and customer order cancellation or rescheduling; the Company's dependence on its timely development of new or improved SAW products (such as SAW chemical sensors) to meet changing market needs and the risk of competing technologies which could replace or reduce the use of SAW technology for certain applications; risks associated with Costa Rica operations, as well as other risks discussed in Sawtek's SEC reports, including Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on November 10, 1998.

A reader of this Form 10-Q should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statement.


Item 3. Quantitative and Qualitative Disclosure of Market Risk.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

Item 2.  Changes in Securities. None.

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.


1. Shareholders of record December 8, 1998. Vote to elect Board of Directors to an annual term. Votes cast on January 25, 1999:

     Nominee to Board         Votes For     Votes Withheld      Abstained
     ----------------         ---------     --------------      ---------
Steven P. Miller             19,810,868         240,173          99,544
Neal J. Tolar                19,810,868          73,703          99,544
Gary A. Monetti              19,810,868         240,173          99,544
Robert C. Strandberg         19,810,868               3          99,544
Bruce S. White               19,810,868          86,132          99,544
Willis C. Young              19,810,868               3          99,544


Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Reports on Form 8-K.  None.
        (b) Exhibit 27 - Financial Data Schedule.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   April 20, 1999


                                 SAWTEK INC.
                                 (Registrant)




                                 /s/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)