Form 10-Q
period 1999-06-30
SAWTEK INC \FL\
filed 1999-07-20
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

                  Yes     X                     No
                      ---------                    --------

         As of July 15, 1999, there were 21,048,157 shares of the Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 1999
                  and September 30, 1998 ................................ 3

                  Consolidated Statements of Income for the three
                  months and nine months ended June 30, 1999 and 1998.... 4

                  Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 1999 and 1998............... 5

                  Notes to Consolidated Financial Statements............. 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......... 8

         Item 3.  Quantitative and Qualitative Disclosure of
                  Market Risk ...........................................15


Part II. Other Information

         Item 1.  Legal Proceedings .....................................16

         Item 2.  Changes in Securities .................................16

         Item 3.  Defaults Upon Senior Securities .......................16

         Item 4.  Submission of Matters to a Vote of Security Holders ...16

         Item 5. Other Information ......................................16

         Item 6.  Exhibits and Reports on Form 8-K ......................16

Signatures...............................................................17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   SAWTEK INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                                                    June 30,        September 30,
                                                                                      1999               1998
                                                                                   ---------        -------------
                                                                                   (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                                 $110,566          $ 84,131
  Accounts receivable net of allowance for doubtful accounts and returns of
  $1,179 at June 30, 1999 and $1,399 at September 30, 1998                            14,839            11,569
  Inventories                                                                          7,299             8,453
  Deferred income taxes                                                                1,432             1,179
  Other current assets                                                                 1,532             1,075
                                                                                    --------          --------
       Total current assets                                                          135,668           106,407
Other assets                                                                              45               109
Property, plant and equipment, net                                                    40,207            42,194
                                                                                    --------          --------
            Total assets                                                            $175,920          $148,710
                                                                                    ========          ========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                  $  2,635          $  1,830
  Accrued wages and benefits                                                           2,889             3,198
  Other accrued liabilities                                                            1,759             1,912
  Current maturities of long-term debt                                                   424               469
  Income taxes payable
                                                                                          95                69
                                                                                    --------          --------
       Total current liabilities                                                       7,802             7,478

Long-term debt, less current maturities                                                1,863             2,169
Deferred income taxes                                                                 19,442            15,186

Shareholders' equity:
Common Stock; $.0005 par value; 120,000,000 authorized shares; issued and
outstanding shares 21,334,097 at June 30, 1999 and at September 30, 1998                  11                11
Capital surplus                                                                       73,485            72,816
Unearned ESOP compensation                                                              (975)             (975)
Retained earnings                                                                     78,115            56,646
Less Common Stock held in Treasury at cost;  285,940 shares at June 30, 1999 and
385,500 at September 30, 1998                                                         (3,823)           (4,621)
       Total shareholders' equity                                                    146,813           123,877
                                                                                    --------          --------
            Total liabilities and shareholders' equity                              $175,920          $148,710
                                                                                    ========          ========




       See accompanying notes to consolidated financial statements.


                                   SAWTEK INC.
                        Consolidated Statements of Income
                                   (unaudited)
                                                             Quarter Ended           Nine Months Ended
                                                                June 30,                   June 30,
                                                            ----------------         ------------------
                                                            1999        1998         1999          1998
                                                            ----        ----         ----          ----
                                                               (in thousands, except per share data)

Net sales                                                 $ 26,045    $ 26,301     $ 71,761      $ 76,178
Cost of sales                                               10,737      12,585       30,523        35,146
                                                          --------    --------     --------      --------
Gross profit                                                15,308      13,716       41,238        41,032

Operating expenses:
  Selling expenses                                           1,517       1,436        4,242         4,713
  General & administrative expenses                          1,114       1,226        3,230         4,166
  Research & development expenses                            1,334         923        4,147         2,741
                                                          --------    --------     --------      --------
    Total operating expenses                                 3,965       3,585       11,619        11,620
                                                          --------    --------     --------      --------
Operating income                                            11,343      10,131       29,619        29,412

Other income - net                                           1,174         921        3,409         2,533
                                                          --------    --------     --------      --------
Income before taxes                                         12,517      11,052       33,028        31,945
Income taxes                                                 4,380       4,089       11,559        11,820
                                                          --------    --------     --------      --------
Net income                                                $  8,137    $  6,963     $ 21,469      $ 20,125
                                                          ========    ========     ========      ========
Net income per share - basic                              $   0.39    $   0.33     $   1.03      $   0.95
Net income per share - diluted                            $   0.38    $   0.32     $   1.01      $   0.93
Shares used in computing net income
per share - basic                                           21,002      21,271       20,932        21,157
Shares used in computing net income
per share - diluted                                         21,533      21,762       21,337        21,715



             See accompanying notes to consolidated financial statements.



                                   SAWTEK INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                           Nine Months Ended
                                                                                                 June 30,
                                                                                           ------------------
                                                                                           1999          1998
                                                                                           ----          ----
Operating activities:                                                                        (in thousands)
Net income                                                                              $ 21,469       $ 20,125
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Depreciation and amortization                                                            5,489          4,645
  Deferred income taxes                                                                    4,003          5,332
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                                   (3,270)          (373)
    Inventories                                                                            1,154         (3,420)
    Other current assets                                                                    (457)          (729)
  Increase (decrease) in liabilities:
    Accounts payable                                                                         805         (1,518)
    Accrued liabilities                                                                     (462)           (37)
    Income taxes payable                                                                      26          2,276
                                                                                        --------       --------
Net cash provided by operating activities                                                 28,757         26,301
Investing activities:
Purchase of property, plant and equipment, net                                            (3,438)        (6,648)
Change in short-term investments                                                          10,985         (5,008)
                                                                                        --------       --------
Net cash provided by (used in) investing activities                                        7,547        (11,656)
Financing activities:
Principal payments on long-term debt                                                        (351)        (1,709)
Purchase of Common stock for Treasury                                                     (2,932)           -
Net proceeds from exercise of stock options                                                4,399          1,159
                                                                                        --------       --------
Net cash provided by (used in) financing activities                                        1,116           (550)
                                                                                        --------       --------
Increase in cash and cash equivalents                                                     37,420         14,095
Cash and cash equivalents at beginning of period                                          42,132         42,316
                                                                                        --------       --------
Cash and cash equivalents at end of period                                                79,552         56,411
Short-term investments at end of period                                                   31,014         20,765
                                                                                        --------       --------
Cash, cash equivalents and short-term investments                                       $110,566       $ 77,176
                                                                                        ========       ========
Interest paid                                                                           $    116       $    237

Income taxes paid                                                                       $  5,190       $  4,387


                See accompanying notes to consolidated financial statements.

                                   SAWTEK INC.
Notes to Consolidated Financial Statements - June 30, 1999 (unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 1999, and the results of operations and cash flows for the three and nine-month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1998, including the notes thereto, and the other information included in the most recent annual report on Form 10-K for the year ended September 30, 1998 (File No. 000-28276), which was filed with the Securities and Exchange Commission (the "SEC") on November 10, 1998. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. Our first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was July 4, 1999, for the third quarter of fiscal 1999. However, for convenience, the financial statements are dated as of June 30, 1999. There were no material transactions from June 30, 1999 through July 4, 1999 because we were closed for most of this period for the July 4th holiday. The quarter began on April 5, 1999.

Operating results for the three and nine-month periods ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 1999. Certain historical accounts have been restated to conform to the current year presentation.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                               Three Months Ended         Nine Months Ended
                                                                    June 30,                    June 30,
                                                               ------------------         -----------------
                                                               1999          1998         1999         1998
                                                               ----          ----         ----         ----
                                                                   (in thousands, except per share data)
Numerator:
Net income available to common stockholders                  $ 8,137        $ 6,963     $21,469       $20,125
                                                             =======        =======     =======       =======
Denominator:
Denominator for basic earnings per share:
     Weighted average shares                                  21,002         21,271      20,932        21,157
Effect of dilutive securities:
     Employee stock options                                      531            491         405           558
                                                             -------        -------     -------       -------
Denominator for diluted earnings per share:
     Adjusted weighted average shares and
       assumed conversions                                    21,533         21,762      21,337        21,715
                                                             =======        =======     =======       =======
Basic earnings per share                                     $  0.39        $  0.33     $  1.03       $  0.95
                                                             =======        =======     =======       =======
Diluted earnings per share                                   $  0.38        $  0.32     $  1.01       $  0.93
                                                             =======        =======     =======       =======


3.   Inventories - Inventories consist of the following:


                           June 30, 1999         September 30, 1998
                           -------------         ------------------
                                         (in thousands)
Raw material                   $2,570                  $3,809
Work-in-process                 2,367                   1,969
Finished goods                  2,362                   2,675
                               ------                  ------
Total                          $7,299                  $8,453
                               ======                  ======

4. Property, Plant and Equipment - Property, plant and equipment consist of the following:

                                     June 30, 1999            September 30, 1998
                                     -------------            ------------------
                                                  (in thousands)

Land and Improvements                   $   830                      $   830
Buildings                                16,500                       16,595
Production and Test Equipment            38,460                       37,235
Computer Equipment                        3,368                        3,239
Furniture and Fixtures                    2,805                        2,666
Construction in Progress                  3,086                        1,043
                                        -------                      -------
                                         65,049                       61,608
Less Accumulated Depreciation            24,842                       19,414
                                        -------                      -------
      Total                             $40,207                      $42,194
                                        =======                      =======


5. Shareholders' Equity - The consolidated changes in shareholders' equity for the nine months ended June 30, 1999 are as follows:

                                 (in thousands)

                                                                     Unearned
                                     Common Stock       Capital        ESOP         Retained    Treasury Stock
                                   Shares    Amount     Surplus    Compensation     Earnings   Shares    Amount
                                   ------    ------     -------    ------------     --------   ------    ------
Balance at October 1, 1998         21,334      $11      $72,816       $(975)        $56,646     386     $(4,621)
Net income                                                                           21,469
Exercise of stock options                                   669                                (279)      3,730
Purchase of treasury stock                                                                      179      (2,932)
                                   ------      ---      -------       -----         -------     ---     -------
Balance at June 30, 1999           21,334      $11      $73,485       $(975)        $78,115     286     $(3,823)
                                   ======      ===      =======       ======        =======     ===     =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q. This Form 10-Q contains forward-looking statements such as statements of our plans, objectives, expectations and intentions that involve risks and uncertainties. These cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere in this Form 10-Q.

Overview
--------
We were incorporated in 1979 to design, develop, manufacture and market a broad range of electronic components based on surface acoustic wave ("SAW") technology used in telecommunications, data communications, video transmission, military and space systems and other markets. Our focus has been on the high-end performance spectrum of the market, and our primary products are SAW bandpass filters, resonators, delay lines, oscillators, SAW-based sub-systems, and SAW-based chemical sensors. Initially, our products were concentrated in the military and space systems market. We have shifted our attention to commercial markets, which accounted for approximately 94% of net sales in the first nine months of fiscal 1999. We have also experienced significant growth in international markets over the last five years, with international sales accounting for approximately 38% of net sales for the first nine months of fiscal 1999.

We have a wide range of customers, but a significant portion of our revenue is derived from the top three customers which accounted for approximately 45% and 46% of net revenue for the quarter and nine-month periods ended June 30, 1999 compared to 39% and 45% for the quarter and nine-month periods ended June 30, 1998, respectively.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, the percentage relationship of certain items from the statements of income to total net sales:

                                           Three Months Ended          Nine Months Ended
                                                 June 30,                   June 30,
                                           ------------------          -----------------
                                           1999          1998          1999          1998
                                           ----          ----          ----          ----
Net sales                                 100.0%        100.0%        100.0%        100.0%
Cost of sales                              41.2          47.8          42.5          46.1
                                          -----         -----         -----         -----
Gross Profit                               58.8          52.2          57.5          53.9
Operating expenses:
  Selling expenses                          5.8           5.5           5.9           6.2
  General & administrative expenses         4.3           4.7           4.5           5.5
  Research & development expenses           5.1           3.5           5.8           3.6
                                          -----         -----         -----         -----      ----    ---
    Total operating expenses               15.2          13.7          16.2          15.3
                                          -----         -----         -----         -----
Operating income                           43.6          38.5          41.3          38.6
Other income - net                          4.4           3.5           4.7           3.3
                                          -----         -----         -----         -----      ----    ---
Income before income taxes                 48.0          42.0          46.0          41.9
Income taxes                               16.8          15.5          16.1          15.5
                                          -----         -----         -----         -----
Net income                                 31.2%         26.5%         29.9%         26.4%
                                          =====         =====         =====         =====

Net Sales. Net sales decreased 1.0% from $26.3 million in the quarter ended June 30, 1998, to $26.0 million in the quarter ended June 30, 1999, and decreased 5.8% from $76.2 million in the nine months ended June 30, 1998 to $71.8 million in the nine months ended June 30, 1999. The decrease in the current quarter and year-to-date results is due to lower sales to customers in S. Korea due to the financial turmoil in Asia. While it appears that Asia is beginning to recover, our sales to S. Korean customers are below prior year results. For the current quarter and nine months, sales to S. Korean customers are $4.5 million and $10.2 million compared to $4.8 million and $12 million, respectively, for the same periods last year. In addition, the vast majority of sales last year to S. Korean customers were higher priced base station filters for CDMA applications, while sales in the current year are primarily filters for CDMA handsets which carry a significantly lower selling price. Overall, sales are below prior year results due to lower average selling prices for GSM and CDMA base station filters and CDMA handset filters, offset in part by higher unit shipments.

We believe that financial turmoil in Asia may impact us in the future and that revenue from Asian customers will vary significantly from quarter to quarter and could decline substantially with little or no advance notice.

We believe that prices for filters for CDMA base stations will decline in the future due to the conversion to smaller surface mount packages which would reduce revenue and reduce gross margins on these products. Sales of CDMA base station filters accounted for approximately 25% of total revenue in the quarter ended June 30, 1999.

We are experiencing increased unit orders from a number of our customers, primarily for CDMA handset filters, which may, in the short term, create a capacity problem. As a result, our revenue may be impacted in that we may not be able to produce all of the orders in a timely manner, which could impact our ability to grow revenue. We have initiated an aggressive capital expenditure program to deal with this issue, but it may take several quarters before all of the new equipment and facilities are operational. In addition, we are experiencing potential shortages of ceramic surface mount packages (which are used in the assembly of products which accounts for approximately 50% of our revenue). If this is not resolved, it could impact our ability to respond to customer requirements which could impact our ability to grow revenue.

Our growth in revenue is highly dependent on the overall growth of the wireless telecommunications market and on our ability to offer new and improved products for this market. Recently, we announced our intent to offer an expanded line of SAW filters for this market, including SAW RF filters. To date, we have completed some designs for these RF filters and we believe there is interest from our customers for these products. We have begun to order and receive the materials and equipment necessary to enter this market. However, to date we have not received any orders for these products, we have not produced any RF filters in volume, and have not shipped any RF filters to customers. There is no assurance that we will be successful in introducing RF filters for the wireless telecommunications market.

Gross Margin. The gross margin increased from 52.2% and 53.9% of net sales for the three- and nine-month periods ended June 30, 1998, to 58.8% and 57.5% for the same periods in the current year due to continued improvements in yields, improved productivity, and lower labor costs as more product is produced in our production plant in Costa Rica. The Costa Rican plant accounted for 46.5% and 47.8% of consolidated sales in the three- and nine-month periods ended June 30, 1999, compared to 41.6% and 37.9% of sales for the same periods last year. While average selling prices have declined year over year, prices of some of our products have firmed in the past quarter due in part to the limited availability of certain SAW filters.

While the gross margins have increased recently compared to last year, we believe that gross margins will decline in the future as we shift more of our product mix to handset filters which are lower priced, have lower profit margins, and are subject to more competitive pricing pressure than our other products. In addition, the prices of ceramic surface mount packages, which are in short supply, could increase in price which could reduce gross margins.

Operating Expenses. Operating expenses overall increased 11% from $3.6 million in the quarter ended June 30, 1998, to $4.0 million in the current quarter, but were essentially unchanged from the nine-month periods ended June 30, 1998, compared to the current year-to-date amount. Operating expenses increased for the current quarter compared to the same period last year due to increased research and development expenses for product development for new filters and chemical sensors. While operating expenses overall are essentially unchanged on a year-to-date basis compared to last year, the individual costs have changed. Last year's general and administration expenses were higher relating to costs associated with the acquisition and transition of Microsensor Systems, Inc., while research and development expenses are higher in the current year due in part to the introduction of a new SAW-based chemical sensor product called VaporLab. We are committed to increased research and development and we expect to continue to invest in new products and technologies.

Other Income. Other income relates to interest income which increased for the three and nine-month periods of fiscal 1999 compared to the same periods of fiscal 1998 as we recorded increased interest income on higher levels of investment of cash, cash equivalents and short-term investments.

Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 35% for the quarter and nine-month period ended June 30, 1999 compared to 37% for the quarter and nine-month period ended June 30, 1998. The lower effective tax rate relates to tax benefits received from our foreign sales corporation, tax-exempt interest income, a lower effective rate for state income taxes, and other factors. We expect that our effective tax rate will remain at approximately 34% to 35% during fiscal 1999.

Liquidity and Capital Resources
-------------------------------
We have financed our business to date through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996, initial public offering, and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operation in Costa Rica, and potential acquisitions of new technologies or compatible companies. For the nine months ended June 30, 1999, we generated net cash from operating activities of $28.8 million, consisting primarily of net income of $21.5 million, $5.5 million of depreciation and amortization, a $1.2 million reduction in inventory, and $4.0 million in deferred taxes, offset by a $3.3 million increase in accounts receivable.

We have a revolving credit agreement totaling $20.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2000. There were no balances outstanding on this credit line at June 30, 1999.

We incurred capital expenditures of approximately $3.4 million during the nine months ended June 30, 1999. We intend to spend an additional $8 million to $12 million over the next six months on capital equipment and facilities to increase capacity.

We repurchased 179,405 shares of our Common Stock for $2.9 million in the nine months ended June 30, 1999. In the fourth quarter of fiscal 1998, the Board of Directors authorized us to repurchase up to 1,000,000 shares of Common Stock, which includes 564,905 shares purchased through June 30, 1999. We expect to continue to repurchase shares of Common Stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

We believe that our present cash position, together with our credit facility and funds expected to be generated from operations, will be sufficient to meet our projected working capital and other cash requirements through the next 12 months. Thereafter, we may require additional equity or debt financing to address our working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that it will be available on acceptable terms.

Impact of Inflation on the Company
----------------------------------
We do not believe that inflation has had a material impact on our operating costs and earnings.

New Accounting Pronouncements
-----------------------------
We reviewed the application of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We do not currently hold any derivative instruments and have not engaged in significant hedging activities. Because of this, we expect the adoption of SFAS No. 133 will not have a material impact on our reported results or footnote disclosures. We will be required to adopt SFAS No. 133 in fiscal 2001.

Year 2000 Compliance
--------------------
The Year 2000 relates to the method used by computer systems and software for recognizing the two-digit year code as the year 1900, instead of 2000. Computer hardware and software describes traditional information technology systems such as enterprise resource planning systems, accounting systems, fax servers, print servers, desktop computers and applications, telephone/PBX systems, as well as other systems such as manufacturing equipment, facilities equipment and security systems. Some of our computer hardware and software may recognize a year represented by "00" as 1900, instead of 2000. This could result in unexpected behavior in the affected hardware or software. These systems will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems that do not accept four-digit year entries will need to be upgraded or replaced to comply with such Year 2000 requirements.

Sawtek's State of Readiness - Year 2000
---------------------------------------
Our Year 2000 inventory, assessment, remediation and testing began in January 1998. We believe we have substantially completed the tasks for a successful Year 2000 transition.

To certify Year 2000 compliance, we employed two methods. Vendor certification was the primary method utilized. In order for a system to be considered compliant from vendor certification, we required a written statement from the vendor, as well as a description of the testing methods used. If this information was not available or was not considered thorough enough, we performed an internal test. These tests include the use of a certified hardware test program, the examination of the software source code by Sawtek's Software Engineering Department or Information Systems Department and advancing the date past January 1, 2000.

We also surveyed key suppliers. As of July 15, 1999, 100% of those surveyed have responded. Of those surveyed, 70% are already compliant. The remainder expect to be compliant by November 1999. No suppliers responded that they would fail to be Year 2000 compliant.

We have determined, through surveys of our key customers, that all of them have either achieved full Year 2000 compliance or will be compliant by September 30, 1999.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------
The bulk of our costs to address Year 2000 issues are internal staff time estimated at less than $100,000 for the past fiscal year and the cost to upgrade our main MRP software which is certified as Year 2000 compliant. The cost of this upgrade, which was purchased in fiscal 1998, was $48,000. The estimated cost to complete the Year 2000 compliance and transition is less than $200,000 for fiscal 1999, which will be funded out of fiscal 1999 operating cash flow.

The Risks of the Company's Year 2000 Issues
-------------------------------------------
Our products are not date sensitive and, therefore, are not subject to year 2000 defects or problems. We believe that our primary manufacturing, engineering, financial and administrative systems are Year 2000 compliant. The greatest potential risk from Year 2000 issues relates to a major supplier or customer whose systems are not Year 2000 compliant and who may be unable to meet delivery requirements for an important raw material or equipment or who may not be able to accept shipment of our products until they correct their Year 2000 problem.

We believe that the Year 2000 issue will not pose significant operational problems. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not materially adversely impact our results of operations or adversely affect relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on our systems or results of operations.

The Company's Contingency Plans - Year 2000
-------------------------------------------
We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would reasonably occur from any failure by us or third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most likely worst-case scenario, and such scenario has not yet been clearly defined. We currently plan to complete such analysis and contingency planning by November 30, 1999.

Foreign Currency
----------------
We generate approximately 38% of our revenue from sales outside of the United States. In addition, approximately 48% of our net sales are generated by our Costa Rican facility. To date, substantially all of our sales have been denominated in U.S. dollars and the vast majority of costs incurred are in U.S. dollars. As a result, we have not engaged in significant transactions involving foreign currency management.

Over the past year, the valuations of many foreign currencies have fluctuated relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries over the past year. A stronger U.S. dollar makes it more difficult for companies in these countries to purchase U.S. products and makes it more difficult for us to compete against SAW producers based in these countries.

The new common European currency, the Euro, made its debut in January 1999. Approximately 15% to 20% of our sales are to European customers. To date, none of these customers or suppliers has requested us to transact business in the Euro. As a result, the impact of this new currency is not determinable at this time.

Risks and Uncertainties
-----------------------
This Form 10-Q contains certain forward-looking statements, which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of our plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following: our dependence on continuing demand for wireless communications services and CDMA technology, particularly CDMA handset units; economic turmoil in South Korea and other Asia-Pacific countries (as experienced during the past year) or other geographic areas of the world and risks associated with international operations; limited sources of supply for basic raw materials and potential near-term shortages of supply; fluctuations in the value of foreign currency; pressure on revenues and gross profit margins due to competition; change in product mix and other factors; lower average selling prices of our products; dependence on a limited number of customers, which are expected to continue to account for a high percentage of our future net sales; fluctuations in our quarterly results and backlog which may be caused by such factors as product mix changes, price competition, availability of manufacturing capacity which could limit our ability to respond timely to customer requirements and limit our ability to grow revenue, and customer order cancellation or rescheduling; our dependence on the timely development of new or improved SAW products (such as RF filters and SAW chemical sensors) to meet changing market needs and the risk of competing technologies which could replace or reduce the use of SAW technology for certain applications; risks associated with Costa Rica operations, risks associated with failures in information technology systems that are not Year 2000 compliant, as well as other risks discussed in our SEC reports, including Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on November 10, 1998.

A reader of this Form 10-Q should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. We do not assume the obligation to update any forward-looking statement.


Item 3.   Quantitative and Qualitative Disclosure of Market Risk.

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

Item 2.  Changes in Securities:  None.

Item 3.  Defaults Upon Senior Securities:  None.

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Other Information:  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Reports on Form 8-K.  None.
         (b)  Exhibit 27 - Financial Data Schedule.
         (c) Exhibit 10.3 - Sawtek Inc. Employee Stock Purchase Plan (copy of page 3 to show amendment by Board of Directors on January 25, 1999 which extended the offering period).
         (d) Exhibit 10.47 - Employee Stock Ownership and 401(k) Plan effective as of July 16, 1997 -updated for all amendments through May 1, 1999.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 19, 1999


                                 SAWTEK INC.
                                 (Registrant)




                                 /s/ Raymond A. Link
                                 Raymond A. Link
                                 Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

                                                                    Exhibit 10.3

                    Sawtek Inc. Employee Stock Purchase Plan
                               Page 3 - Amendment
ARTICLE IV - OFFERINGS
4.01     Annual Offerings.
         The Plan will be implemented by four (4) annual offerings of the Company's Common Stock (the "Offerings"). The first Offering shall begin on the date on which the Company's Common Stock is first offered for sale to the public pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "IPO Date") and shall terminate on December 31, 1996. Subsequent Offerings shall begin on the first (1st) day of January in each of the years 1997, 1998 and 1999, and shall terminate on December 31 of the same year. In the discretion of the Committee, exercised prior to the commencement thereof, each annual Offering may be divided into two (2) six-month Offerings commencing and terminating, respectively as follows: (i) with respect to the first annual Offering, commencing on the IPO Date and July 1, 1996 and terminating on June 30, 1996 and December 31, 1996; and, (ii) with respect to subsequent annual Offerings, commencing on January 1 and July 1 of such year and terminating on June 30 and December 31 of such year. The maximum number of shares issued in the respective years shall be:

         - From the IPO Date to December 31, 1996:  125,000 shares.
         - From January 1, 1997 to December 31,  1997:  125,000  shares plus reissued shares from the prior Offerings, whether offered or not.
         - From January 1, 1998 to December 31,  1998:  125,000  shares plus unissued shares from the prior Offerings, whether offered or not.
         - From January 1, 1999 to December 31,  1999:  125,000  shares plus unissued shares from the prior Offerings, whether offered or not.

         The Plan will continue to be implemented by annual Offerings commencing on January 1 and terminating on December 31 of each year until the sooner of (i) December 31, 2004 or (ii) the total 500,000 shares subject to this Plan are issued pursuant to this Plan.

         If a six-month Offering is made, the maximum number of shares which may be issued shall be one-half (1/2) of the number of shares set forth for the annual period in which the six-month offering falls, plus, if the Offering is a July 1 to December 31 offering, unissued shares, whether offered or not, from the immediately preceding six-month Offering. As used in the Plan, "Offering Commencement Date" means the IPO Date, January 1 or July 1, as the case may be, on which the particular Offering begins, and "Offering Termination Date" means the June 30 or December 31, as the case may be, on which the particular Offering terminates.

ARTICLE V - PAYROLL DEDUCTIONS
5.01     Amount of Deduction.
         At the time a participant files his authorization for payroll deduction, he shall elect to have deductions made from his pay on each payday during the time he is a participant in an Offering at the rate of one, two, three, four, five, six, seven, eight, nine, or ten percent (1, 2,)

                                                                   Exhibit 10.47


                                   SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN

     This Plan generally is made effective July 16, 1997, by SAWTEK INC., a Florida corporation (the "Employer").

                             BACKGROUND INFORMATION

     A. Effective October 1, 1980, the Employer adopted the predecessor of the Sawtek Inc. Code ss. 401(k) Profit Sharing Plan and Trust Agreement (the "401(k) Plan").

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

     1.5 "Affiliated Employer" means the Employer and any of the following entities:

          (a) Any corporation which is a member of a "controlled group of corporations" (as that phrase is defined in Code ss. 414(b)), which group includes the Employer;

          (b) Any trade or business (whether or not incorporated, and including a sole proprietorship, partnership, estate and trust) which is under "common control" (as that phrase is defined in Code ss. 414(c)) with the Employer;

          (c) Any entity (whether or not incorporated) which is a member of an "affiliated service group" (as that phrase is defined in Code ss. 414(m)), which group includes the Employer; and

          (d) Any entity required to be aggregated with the Employer pursuant to Regulations promulgated pursuant to Code ss. 414(o).

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

     1.13 "Code" means the Internal Revenue Code of 1986, as amended or re-placed from time to time.

     1.14 "Company Stock" means common stock issued by the Employer (or by a corporation which is a member of the controlled group of corporations of which the Employer is a member) which is readily tradeable on an established securities market.

     1.15 "Compensation" means, with respect to any Participant, such Participant's wages for the Plan Year within the meaning of Code ss. 3401(a) (for the purposes of income tax withholding at the source) but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed.

     For purposes of this Section 1.15, the determination of Compensation shall be made by including salary reduction contributions made on behalf of a Participant to a plan maintained by the Employer pursuant to Code ss.ss. 125 or 401(k). However, for purposes of applying Section 3.9 for Plan Years beginning prior to December 31, 1997, Compensation shall not include, or shall be net of, salary reduction contributions made on behalf of a Participant to a plan maintained by the Employer pursuant to Code ss.ss. 125 or 401(k).

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

     Compensation in excess of $150,000 (or such other amount as the Secretary of the Treasury may designate from time to time pursuant to Code ss. 401(a)(17)(B)) shall be disregarded regardless of whether the Plan is a Top Heavy Plan. If a determination period consists of fewer than 12 months, the foregoing annual Compensation limit shall be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

     Effective for Participants that enter the Plan on and after July 16, 1997, Compensation for a Participant's Plan Year of entry shall mean Compensation actually paid after the Participant enters the Plan pursuant to Article II.
However, see Section 7.4 for the definition of Compensation in the event a minimum allocation is required for any Top Heavy Plan Year.

     For Plan Years beginning prior to December 31, 1996, in determining the Compensation of an Employee, the family attribution rules of Code ss.ss. 401(a)(17) and 414(q)(6) (as modified by Code ss. 401(a)(17)) shall apply.

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

     1.20 "Distributee" means an Employee or former Employee. In addition, an Employee's or former Employee's surviving spouse and an Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code ss. 414(p), shall be Distributees with regard to the interest of the spouse or former spouse.

     1.21 "Eligible Employee" means any Employee who is not otherwise described in this Section and has satisfied the age provisions of Section 2.1.

     Employees who are Leased Employees, or who are nonresident aliens who do not receive any earned income (as defined in Code ss. 911(d)(2) from the Employer which constitutes United States source income (as defined in Code ss. 861(a)(3)), shall not be eligible to participate in this Plan.

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

     1.22 "Eligible Retirement Plan" means an individual retirement account described in Code ss. 408(a), an individual retirement annuity described in Code ss. 408(b), an annuity plan described in Code ss. 403(a), or a qualified trust described in Code ss. 401(a), that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to a surviving spouse, an Eligible Retirement Plan includes only an individual retirement account or individual retirement annuity.

     1.23 "Eligible Rollover Distribution" means any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include (i) any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's Beneficiary, or for a specified period of ten years or more, (ii) any distribution to the extent such distribution is required under Code ss. 401(a)(9), and (iii) the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer securities).

     1.24 "Employee" means any person who is employed by the Employer, or Affiliated Employer, but excludes any person who is employed as an independent contractor.

     The term "Employee" shall include any Leased Employee, unless such Leased Employee is covered by a plan described in Code ss. 414(n)(5) and Leased Employees do not constitute more than 20% of the Employer's Non-Highly Compensated Employees.

     1.25 "Employer" means Sawtek Inc., a Florida corporation, any subsidiary or parent of such corporation which adopts the Plan with the approval of the Board of Directors of Sawtek Inc., any successor which shall maintain this Plan, and any other employer permitted by the Employer to adopt this Plan.

     1.26 "ESOP" means an employee stock ownership plan that meets the requirements of Code ss. 4975(e)(7) and Regulation ss. 54.4975-11.

     1.27 "ESOP Contribution" means the Employer's contribution to the Plan, made pursuant to Section 3.1(a) and allocated to the Participants' ESOP Accounts.

     1.28 "Excess Deferred Compensation" means, with respect to the taxable year of a Participant, the excess of such Participant's Deferred Compensation under this Plan plus the elective deferrals described in Section 3.2(f) and Regulation ss. 1.402(g)-1(b), actually made on behalf of such Participant for such taxable year, over the dollar limitation provided for in Code ss. 402(g), which is incorporated herein by reference. For purposes of Code ss. 415, pursuant to Regulation ss. 1.415-6(b)(1), Excess Deferred Compensation shall be treated as an "annual addition" unless distributed pursuant to Section 3.2(f). Excess Deferred Compensation shall be included in an Employee's Deferred Compensation for purposes of the Actual Deferral Percentage test and Average Deferral Percentage test, unless such excess relates to a deferral made by a Non-Highly Compensated Participant under this or any other qualified retirement plan of the Employer.

     1.29 "Excess Elective Contributions" means, with respect to a Plan Year, the excess of Deferred Compensation made pursuant to Section 3.2 on behalf of a Highly Compensated Participant for such Plan Year, over the maximum amount of such contributions permitted under Section 3.5(a) and Code ss. 401(k)(3). Excess Elective Contributions shall be treated as "annual additions" pursuant to
Section 3.9 and Code ss. 415.

     1.30 "Excess Matching Contributions" means, with respect to a Plan Year, the excess of Employer Matching Contributions made pursuant to Section 3.1(c) on behalf of a Highly Compensated Participant for such Plan Year, over the maximum amount of such Employer Matching Contributions permitted under the limitations of Section 3.7 and Code ss. 401(m). Excess Matching Contributions shall be attributed to individual Highly Compensated Participants in accordance with
Section 3.8(a).

     1.31 "Exempt Loan" means a loan made to the Trust by a disqualified person or a loan to the Plan which is guaranteed by a disqualified person and which satisfies the requirements of ss. 2550.408b-3 of the Department of Labor Regulations, Regulation ss. 54.4975-7(b) and Section 5.5 hereof.

     1.32 "Family Member" means, with respect to an affected Participant, such Participant's spouse, lineal descendants and ascendants and their spouses, all as described in Code ss. 414(q)(6)(B). The family aggregation provisions no longer apply in Plan Years beginning on and after October 1, 1997.

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

     1.35 "Forfeiture"1 means that portion of a Participant's ESOP Account, Participant's Matching Account or Participant's Profit Sharing Account that is not Vested, and occurs on the earlier of:

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

     1.38 "Highly Compensated Employee" means an Employee described in Code ss. 414(q) and the Regulations thereunder, and generally means an Employee who performed services for the Employer during the Determination Year, and is in one or more of the following groups:

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

          (d) Employees who during the Look-Back Year were "officers" of the Employer (as that term is defined within the meaning of the Regulations under Code ss. 416) and received Compensation during the Look-Back Year from the Employer greater than 50% of the limit in effect under Code ss. 415(b)(1)(A) for any such Plan Year. The number of officers shall be limited to the lesser of (i) 50 employees; or (ii) the greater of three employees or ten percent of all employees. For purposes of determining the number of officers, Employees described in Section (a), (b), (c) and (d) shall be excluded, but such Employees shall still be considered for purposes of identifying the particular Employees who are officers. If the Employer does not have at least one officer whose annual Compensation is in excess of 50% of the Code ss. 415(b)(1)(A) limit, then the highest paid officer of the Employer shall be treated as a Highly Compensated Employee.

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

     The dollar threshold amounts specified in (b) and (c) above shall be adjusted at such time and in such manner as is provided in Code ss. 414(q)(1). In the case of such an adjustment, the dollar limits which shall be applied are those for the calendar year in which the Determination Year or Look-Back Year begins.

     In determining who is a Highly Compensated Employee, Employees who are non-resident aliens and who received no earned income (within the meaning of Code ss. 911(d)(2)) from the Employer constituting United States source income within the meaning of Code ss. 861(a)(3) shall not be treated as Employees. Additionally, all Affiliated Employers shall be taken into account as a single employer and Leased Employees within the meaning of Code ss. 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code ss. 414(n)(5) and are not covered in any qualified plan maintained by the Employer. The exclusion of Leased Employees for this purpose shall be applied on a uniform and consistent basis for all of the Employer's retirement plans. Highly Compensated Former Employees shall be treated as Highly Compensated Employees without regard to whether they performed services during the Determination Year.

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

     For purposes of (a) above, Hours of Service shall be credited to the computation period (See definition of Year of Service) in which the duties are performed. For purposes of (b) above, Hours of Service shall be credited to the computation period provided for in Department of Labor regulations ss.2530.200b-2(c)(2). Finally, for purposes of (c) above, Hours of Service shall be credited to the computation period or periods to which the award or agreement for back pay pertains, rather than to the computation period in which the award, agreement or payment is made.

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

     An Hour of Service must be counted for purposes of determining a Year of Service, a year of participation for purposes of accrued benefits, a One-Year Break in Service, and employment commencement date (or reemployment commencement date). The provisions of Department of Labor Regulations ss.ss. 2530.200 b-2(b) and (c) are incorporated herein by reference.

     1.42 "Investment Manager" means any person, firm or corporation (other than the Trustee or named Fiduciary) who (i) is a registered investment adviser under the Investment Advisers Act of 1940, or is a bank or insurance company described in Act ss. 3(38), (ii) has the power to manage, acquire, or dispose of Plan assets, and (iii) acknowledges in writing its fiduciary responsibility to the Plan under the Act. See Section 8.1(c).

     1.43 "Leased Employee" means a person who provides services to the Employer and is described in Code ss. 414(n) and Regulations promulgated thereunder. Generally, a person shall be considered a Leased Employee if:

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

     1.51 "Normal Retirement Date"2 means the first day of the month coinciding with or next following the Participant's Normal Retirement Age. For purposes of this Section, Normal Retirement Age means the earlier of the Participant's attainment of (i) age 65 with five (5) years or more of participation in the Plan or (ii) age 55 with seven (7) or more Years of Service. A Participant shall become 100% Vested in his Aggregate Account upon attaining his Normal Retirement Age.

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

     1.57 "Participant's ESOP Investment Account" means the subaccount of the Participant's ESOP Account which is credited with his share of net gains or losses, Forfeitures and Employer ESOP Contributions held in a form other than Company Stock and which is debited with payments to acquire Company Stock.

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

     1.66 "Qualified Participant" means any Participant or Former Participant who has attained age 55 and has been credited with ten (10) Years of Service.

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

     The Administrator shall, in accordance with a uniform, non-discriminatory policy, elect to credit Hours of Service pursuant to this Plan by counting actual Hours of Service for any Employee, or by adopting an equivalency based on a period of employment as provides in code ss.2530.200-2(c) of the Department of Labor Regulations.

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

          (f) Except as otherwise required herein, the Employer's contributions provided for in this Section shall not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code ss. 404. All contributions by the Employer shall be made in cash or in such property as is acceptable to the Trustee and permitted by the Act and the Code.

          (g) Notwithstanding the foregoing provisions, to the extent necessary to provide the top heavy minimum allocations required by Article VII, the Employer shall make a contribution even if it exceeds the Employer's current or accumulated Net Profit or the amount which is deductible under Code ss. 404.

          (h) Except as provided in paragraph (g) above and in accordance with Act ss. 403(c)(2)(C), Revenue Ruling 91-4 and the Code, any contribution by the Employer to the Trust Fund is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed, the Employer may, within one year following a final determination of the disallowance, whether by agreement with the Internal Revenue Service or by final decision of a court of competent jurisdiction, demand repayment of such disallowed contribution, and the Trustee shall return such contribution within one year following the disallowance, provided such return of contribution is otherwise permitted by the Act, Revenue Ruling 91-4 and the Code. Earnings of the Plan attributable to the excess contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

          (i) Notwithstanding anything herein to the contrary, in the event the Employer shall make an excessive contribution under a mistake of fact as described in Act ss. 403(c)(2)(A) and Revenue Ruling 91-4, the Employer may demand repayment of such excessive contribution at any time within one year following the time of payment and the Trustee shall return such amount to the Employer within the one year period. Earnings of the Plan attributable to the excess contributions may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

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

     3.2 PARTICIPANT'S SALARY REDUCTION ELECTION

          (a) Pursuant to procedures and guidelines established from time to time by the Administrator in accordance with paragraph (j) below, each
Participant  may  elect  to  defer  into the  Plan a  portion  (up to a  maximum
percentage   determined  from  time  to  time  by  the   Administrator)  of  his
Compensation which would have been received during the Plan Year (but for the deferral election). Such deferral shall comply with the requirements of the Average Deferral Percentage test of Section 3.5 and the annual addition requirements of Section 3.9, and shall not exceed the maximum amount allowable as a deduction to the Employer under Code ss. 404. A deferral election (or modification of an earlier election) may not be made with respect to Compensation which is available on or before the date the Participant executes such election.

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

               (2) Participant's attainment of age 59 1/2;

               (3)3 Termination of the Plan without the existence at the time of Plan termination of another defined contribution plan (other than an employee stock ownership plan as defined in Code ss. 4975(e)(7) or a simpli- fied employee pension as defined in Code ss.408(k)) or the establishment of a successor defined contribution plan (other than an employee stock ownership plan as defined in Code ss. 4975(e)(7) or a simplified employee pension as defined in Code ss.408(k)) by the Employer or an Affiliated Employer within the period ending twelve months after distribution of all assets from the Plan. For purposes of this Section, the rules of Code ss.401(k)(10)(A) and of Regulation ss.ss. 1.401(k)-1(d)(3) and (5) are incorporated herein by reference;

               (4) Date of disposition by the Employer to an entity that is not an Affiliated Employer of substantially all of the Employer's assets (within the meaning of Code ss. 409(d)(2)) used in its trade or business. For purposes of this Section, the rules of Code ss.401(k)(10)(B) and Regulation ss.ss. 1.401(k)-1(d)(4) and (5) are incorporated herein by reference;

               (5) Date of disposition by the Employer or an Affiliated Employer who maintains the Plan of its interest in a subsidiary (within the meaning of Code ss. 409(d)(3)) to an entity which is not an Affiliated Employer. For purposes of this Section, the rules of Code ss.401(k)(10)(B) and Regulation ss.ss. 1.401(k)-1(d)(4) and (5) are incorporated herein by reference; or

               (6) Proven financial hardship of a Participant, subject to the limitations of Section 6.14.

          (e) In the event a Participant has received a hardship distribution from his Participant's Deferral Account pursuant to Section 6.14 or, pursuant to Regulations under Code ss.401(k) (iii)(B), from any other plan maintained by the Employer, then such Participant shall not be permitted to elect to have Deferred Compensation contributed to the Plan on his behalf for a period of 12 months following the date of receipt of such hardship distribution. Furthermore, the dollar limitation under Code ss. 402(g) applicable to such Participant shall be reduced with respect to the Participant's taxable year following the taxable year in which the hardship distribution was received, by the amount of such Participant's Deferred Compensation, if any, under this Plan (and any other maintained by the Employer) for the taxable year of the hardship distribution.

          (f) If a Participant's Deferred Compensation under this Plan, together with any elective deferrals (as defined in Regulation ss. 1.402(g)-1(b)) under another qualified cash or deferred arrangement (as defined in Code ss. 401(k)), a simplified employee pension (as defined in Code ss. 408(k)), a salary reduction arrangement (within the meaning of Code ss. 3121(a)(5)(D)), a deferred compensation plan under Code ss. 457 or a trust described in Code ss. 501(c)(18), cumulatively exceed the limitation imposed by Code ss. 402(g) for such Participant's taxable year (such limitation to be adjusted annually in accordance with the method provided in Code ss. 415(d) pursuant to Regulations), the Participant may, not later than March 1 following the close of his taxable year, notify the Administrator in writing of such Excess Deferred Compensation and request that his Deferred Compensation under this Plan be reduced by an amount specified by the Participant. In such event, the Administrator shall direct the Trustee to distribute such Excess Deferred Compensation (and any "income" allocable to such excess amount) to the Participant not later than the first April 15th following the close of the Participant's taxable year in which such Excess Deferred Compensation was contributed. A Participant shall be deemed to have notified the Administrator in writing of such Excess Deferred Compensation for a taxable year if such excess is calculated by taking into account only elective deferrals under the Plan and other plans of the Employer. Any distribution of less than the entire amount of Excess Deferred Compensation and "income" shall be treated as a pro rata distribution of Excess Deferred Compensation and "income." The amount distributed shall not exceed the Participant's Deferred Compensation under the Plan for the taxable year. Any distribution on or before the last day of the Participant's taxable year in which the Excess Deferred Compensation was contributed must satisfy each of the following conditions:

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

          (c) Notwithstanding the above provisions of Section 3.4(b), a Participant who performed less than 500 Hours of Service during a Plan Year or terminated employment for any reason during the Plan Year shall not be allocated a share of the Employer's ESOP Contribution, Profit Sharing Contribution, Company Stock Released from the Unallocated Company Stock Suspense Account, Forfeitures, Matching Contribution, or Qualified Non-Elective Contribution, unless required by Section 7.4 or unless required to meet the minimum participation or coverage tests of Code ss.ss. 401(a)(26) and 410 or to avoid discrimination under Code ss. 401(a)(4) for that Plan Year. However, effective October 1, 1997, a Participant who terminated employment during the Plan Year due to death or Total and Permanent Disability shall be allocated a share of such contributions for such Plan Year, provided such Participant had 500 Hours of Service for that Plan Year. Furthermore, a Participant whose effective date of termination is September 30 shall be deemed to be employed on the last day of the Plan Year.

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

               (5) Notwithstanding the above provisions of this Section 3.4(f), a Participant who performed less than 500 Hours of Service during the Plan Year or terminated employment for any reason during the Plan Year shall not be allocated a share of the Plan Forfeitures for that Plan Year unless required pursuant to Section 7.4 or unless required to meet the minimum participation or coverage tests of Code ss.ss. 401(a)(26) and 410 or to avoid discrimination under Code ss. 401(a)(4) for that Plan Year. However, effective October 1, 1997, a Participant who terminated employment during such Plan Year due to death or Total and Permanent Disability shall be allocated a share of such Plan Forfeitures for such Plan Year, provided such Participant was credited with 500 Hours of Service for that Plan Year. Furthermore, a Participant whose effective date of termination is September 30 shall be deemed to be employed on the last day of the Plan Year.

          (g) All Company Stock acquired by the Plan with the proceeds of an Exempt Loan shall be added to and maintained in the Unallocated Company Stock Suspense Account. Such Company Stock shall be released and withdrawn from that account as if all Company Stock in that account were encumbered. For each Plan Year during the duration of the Exempt Loan, the number of shares of the Company Stock released shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction, the numerator of which is the amount of principal and interest paid for the Plan Year and the denominator of which is the sum of the numerator plus the principal and interest to be paid for all future Plan Years. (See Section 5.5 regarding Exempt Loans). The rules of Labor Regulation ss.2550.408b-3(h)(1) are incorporated herein by reference. As of each Anniversary Date, the Administrator shall consistently allocate to each Participant's Company Stock Account, in the same manner as the Employer's ESOP Contributions are allocated, non-monetary units (i.e., shares and fractional shares of Company Stock) representing each Participant's interest in the Company Stock withdrawn from the Unallocated Company Stock Suspense Account. Notwithstanding the foregoing, Company Stock released from the Unallocated Company Stock Suspense Account with cash dividends pursuant to this Section shall be allocated to each Participant's Company Stock Account in the same proportion that each such Participant's number of shares of Company Stock sharing in such cash dividends bears to the total number of shares of all Participants' Company Stock sharing in such cash dividends. Income earned with respect to Company Stock in the Unallocated Company Stock Suspense Account may be used, at the discretion of the Administrator, to repay the Exempt Loan used to purchase such Company Stock. Any income which is not so used shall be allocated as income of the Plan.

          (h) If a Former Participant is reemployed after five consecutive One-Year Breaks in Service, then separate accounts shall be maintained as follows:

               (1) One account for nonforfeitable benefits attributable to pre-break service; and

               (2) One account representing his status in the Plan attributable to post-break service.

          (i) If, because of the service requirements in Sections 3.4(c) or 3.4(f)(5), this Plan would otherwise fail to meet the requirements of Code ss.ss. 401(a)(26), 410 or 401(a)(4) and the Regulations thereunder, because the Employer's ESOP Contributions, Profit Sharing Contributions and/or Forfeitures have not been allocated to a sufficient number or percentage of Participants or Former Participants for a Plan Year, then the following rules shall apply:

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

               (3)  Nothing in this  Section  shall  permit the  reduction  of a
Participant's Aggregate Account. Therefore, any amounts that have previously been allocated to Participants or Former Participants may not be reallocated to satisfy these requirements. In such event, the Employer shall make an additional contribution equal to the amount such affected Participants or Former Participants would have received had they been included in the allocations, even if its exceeds the amount which would be deductible under Code ss. 404. Any adjustment to the allocations pursuant to this paragraph shall be considered a retroactive amendment adopted by the last day of the Plan Year.

     3.5 AVERAGE DEFERRAL PERCENTAGE TESTS

          (a) For each Plan Year, the annual allocation under Section 3.4(b)(2) derived from Deferred Compensation allocated to a Participant's Deferral Account shall satisfy one of the following tests:

               (1) The Average Deferral Percentage for the Highly Compensated Participant group for the Plan Year shall not be more than the Average Deferral Percentage of the Non-Highly Compensated Participant group for the Plan Year (or for Plan Years beginning after December 31, 1996, for the preceding Plan Year) multiplied by 1.25, or

               (2) The excess of the Average Deferral Percentage for the Highly Compensated Participant group for the Plan Year over the Average Deferral Percentage for the Non-Highly Compensated Participant group for the Plan Year (or for Plan Years beginning after December 31, 1996, for the preceding Plan
Year) shall not be more than two percentage points, and the Average Deferral Percentage for the Highly Compensated Participant group for the Plan Year shall not exceed the Average Deferral Percentage for the Non-Highly Compensated Participant group for the Plan Year (or for Plan Years beginning after December 31, 1996, for the preceding Plan Year) multiplied by two. The provisions of Code ss. 401(k)(3) and Regulation ss. 1.401(k)-1(b) are incorporated herein by reference.

     For Plan Years beginning after December 31, 1996, the current Plan Year may be used for computing the Average Deferral Percentage of the Non-Highly Compensated Participant group if the Employer so elects, but once such election is made, it may not be changed except as provided by the Secretary of the Treasury.

          (b) In order to prevent the multiple use of the alternative method described in subparagraph (a)(2) above and Section 3.7(a)(2) with respect to any Highly Compensated Employee, the provisions of Regulation ss. 1.401(m)-2 are incorporated herein by reference. See Section 3.7(b) for the method of eliminating such multiple use.

          (c) For Plan Years beginning prior to December 31, 1996, for purposes of determining the Actual Deferral Percentage of a Highly Compensated Employee who is subject to the Family Member rules of Code ss. 414(q)(6) the following shall apply:

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

          (e) For purposes of this Section and Code ss.ss. 401(a)(4), 410(b) and 401(k), if two or more plans which include cash or deferred arrangements are considered one plan for purposes of Code ss. 410(b) (other than for purposes of the average benefit percentage test), the cash or deferred arrangements included in such plans shall be treated as one arrangement. In addition, two or more cash or deferred arrangements may be considered as a single arrangement for purposes of determining whether such arrangements satisfy Code ss.ss. 401(a)(4), 410(b) and 401(k). In such case, the cash or deferred arrangements included in such plans and the plans including such arrangements shall be treated as one arrangement and as one plan for purposes of this Section and Code ss.ss. 401(a)(4), 410(b) and 401(k). For Plans Years beginning after December 31, 1989, plans may be aggregated under this paragraph (e) only if they have the same plan year.

          (f) For purposes of this Section, if a Highly Compensated Participant is a Participant under two or more cash or deferred arrangements (other than a plan described in Regulation ss. 1.401(k)-1(b)(3)(ii)(B)) which are maintained by the Employer or an Affiliated Employer and to which Deferred Compensation contributions are made, all such cash or deferred arrangements shall be treated as one cash or deferred arrangement for the purpose of determining the Actual Deferral Percentage with respect to such Highly Compensated Participant. If the cash or deferred arrangements have different plan years, this paragraph shall be applied by treating all cash or deferred arrangements ending with or within the same calendar year as a single arrangement.

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

               (2)4 For Plan Years beginning after December 31, 1996, the Administrator first shall determine the total dollar amount of Excess Elective Contributions that must be returned to the Highly Compensated Participant group in order to satisfy one of the tests set forth in Section 3.5(a). Next, the Administrator shall direct the Trustee to distribute such total dollar amount of Excess Elective Contributions to the Highly Compensated Participants on the basis of the dollar amount of Deferred Compensation allocated to the Highly Compensated Participants pursuant to Section 3.4(b)(2) (prior to the application of this subsection), such that Excess Elective Contributions shall be distributed to the Highly Compensated Participants who were allocated the highest dollar amount of Deferred Compensation. This provision shall be applied by distributing (without the need for Participant or spousal consent) to the Highly Compensated Participant who was allocated the highest dollar amount a dollar amount of Excess Elective Contributions until the total amount of Excess Elective Contributions is distributed, or until his dollar amount of Deferred Compensation equals the dollar amount of Deferred Compensation of the Highly Compensated Participant that was allocated the second highest amount of Deferred Compensation. This process shall continue until the total dollar amount of Excess Elective Contributions that must be returned to the Highly Compensated Participant group is in fact returned and distributed. The rules of Notice 97-2, 1997-1 C.B. 348 are incorporated herein by reference. However, in determining the amount of Excess Elective Contributions to be distributed, such total amount shall be reduced by any Excess Deferred Compensation previously distributed to a Highly Compensated Participant for his taxable year ending with or within such Plan Year. See Sections 3.2(f) and (g).

               (3)  With  respect  to  the   distribution   of  Excess  Elective
Contributions pursuant to (a) above, such distribution:

                    (i) may be postponed, but not later than the close of the Plan Year following the Plan Year to which they are allocable;

                    (ii) shall be made first from unmatched Deferred Compensation and, thereafter, from Deferred Compensation which is matched. Matching Contributions relating to Excess Elective Contributions shall not be distributed, but rather shall be treated as a Forfeiture of a Matching Contri-bution in the Plan Year of the distribution and reallocation pursuant to Section 3.4.

                    (iii) shall be made from Qualified Non-Elective Contributions only to the extent that Excess Elective Contributions exceed the balance in the Participant's Deferral Account attributable to Deferred Compensa-tion contributed pursuant to Section 3.1(b);

                    (iv) shall be adjusted for "income" (as defined in paragraph 4 below); and

                    (v) shall be desingated by the Employer as a distribution of Excess Elective Contributions and "income."

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

               (6) For Plan Years beginning prior to December 31, 1996, the determination and correction of Excess Elective Contributions of a Highly Compensated Participant whose Actual Deferral Percentage is determined under the Family Member rules of Code ss. 414(q)(6) and Section 3.5(b) shall be accomplished by reducing the Actual Deferral Percentage as required herein, and allocating the Excess Elective Contributions for the family unit among the Family Members in proportion to the Deferred Compensation of each Family Member that was combined to determine the group Actual Deferral Percentage.

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

          (b) In order to prevent the multiple use of the alternative method described in subparagraph (a)(2) above and Section 3.5(a)(2), any Highly Compensated Participant eligible to make Deferred Compensation contributions pursuant to Section 3.2 or any other cash or deferred arrangement maintained by the Employer or an Affiliated Employer, and to receive Matching Contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer, shall have his Actual Contribution Percentage reduced pursuant to Regulation ss. 1.401(m)-2. The provisions of Code ss. 401(m) and Regulation ss.ss. 1.401(m)-1(b) and 1.401(m)-2 are incorporated herein by reference. See Section 3.8 for the reduction of the Actual Contribution Percentage. In lieu of such reduction, the Employer may eliminate such multiple use by making Qualified Non-Elective Contributions.

          (c) For purposes of determining the Actual Contribution Percentage and the amount of Excess Matching Contributions pursuant to Section 3.8, only Employer Matching Contributions contributed to the Plan prior to the end of the succeeding Plan Year shall be considered. In addition, the Administrator may elect to take into account, with respect to Employees eligible to have Employer Matching Contributions pursuant to Section 3.1(c) allocated to their accounts, elective deferrals (as defined in Regulation ss. 1.402(g)-1(b)) and qualified non-elective contributions (as defined in Code ss. 401(m)(4)(C)) contributed to any plan maintained by the Employer. Qualified non-elective contributions may be treated as Employer Matching Contributions only if the requirements of Regulation ss.ss.1.401(m)-1(b)(5) and 1.401(k)-1(g)(13)(iii) are satisfied. Furthermore, such elective deferrals and qualified non-elective contributions shall be treated as Employer Matching Contributions subject to Regulation ss. 1.401(m)-1(b)(2) which is incorporated herein by reference. However, the Plan Year of this Plan must be the same as the plan year of the plan to which the elective deferrals and the qualified non-elective contributions are made.

          (d) For Plan Years beginning prior to December 31, 1996, for purposes of determining the Actual Contribution Percentage of a Highly Compensated Employee who is subject to the Family Member aggregation rules of Code ss. 414(q)(6), the following shall apply:

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

          (e) For purposes of this Section and Code ss.ss. 401(a)(4), 410(b) and 401(m), if two or more plans of the Employer to which Matching Contributions are made are treated as one plan for purposes of Code ss. 410(b) (other than the average benefits test under Code ss. 410(b)(2)(A)(ii) as in effect for Plan Years beginning after December 31, 1988), such plans shall be treated as one plan. In addition, two or more plans of the Employer to which Matching Contributions are made may be considered as a single plan for purposes of determining whether such plans satisfy Code ss.ss. 401(a)(4), 410(b) and 401(m). In such case, the aggregated plans must satisfy this Section and Code ss.ss. 401(a)(4), 410(b) and 401(m) as though such aggregated plans were a single plan. For Plan Years beginning after December 31, 1989, plans may be aggregated under this paragraph (d) only if they have the same plan year.

          Notwithstanding the above, an employee stock ownership plan described in Code ss. 4975(e)(7) may not be aggregated with this Plan for purposes of determining whether the employee stock ownership plan or this Plan satisfies this Section and Code ss.ss. 401(a)(4), 410(b) and 401(m).

          (f) For purposes of this Section, if a Highly Compensated Participant is a Participant under two or more plans (other than a plan described in Regulation ss. 1.401(m)-1(b)(3)(ii)) which are maintained by the Employer or an Affiliated Employer and to which Matching Contributions are made, all such contributions on behalf of such Highly Compensated Participant shall be aggregated for purposes of determining such Highly Compensated Participant's Actual Contribution Percentage. However, if the plans have different plan years, this paragraph shall be applied by treating all plans ending with or within the same calendar year as a single plan.

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

               (1)5 Effective for Plan Years beginning on and after October 1, 1997, the Administrator first shall determine the total dollar amount of Excess Matching Contributions that must be distributed to or forfeited by the Highly Compensated Participant group in order to satisfy one of the tests set forth in
Section 3.7(a). Next, the Administrator shall direct the Trustee to distribute or forfeit (as provided below) such total dollar amount of Excess Matching Contributions with respect to the Highly Compensated Participants on the basis of the dollar amount of Matching Contributions allocated to the Highly Compensated Participants pursuant to Section 3.4(b)(3) (prior to the application of this subsection), such that Excess Matching Contributions shall be distributed to or forfeited with respect to the Highly Compensated Participants who were allocated the highest dollar amount of Matching Contributions. This provision shall be applied by distributing to or forfeiting with respect to the Highly Compensated Participant with the highest dollar allocation of Matching Contributions a dollar amount until the total amount of Excess Matching Contributions that must be distributed to or forfeited by the Highly Compensated Participant group are distributed or forfeited, or until his dollar amount of Matching Contributions equals the dollar amount of Matching Contributions of the Highly Compensated Participant who was allocated the second highest amount of Matching Contributions. This process shall continue until the total dollar amount of Excess Matching Contributions that must be distributed to or forfeited by the Highly Compensated Participant group are distributed or forfeited. The rules of Notice 97-2, 1997-1 C.B. are incorporated herein by reference. Except as provided in Section 3.6(a)(3)(ii), for purposes of this subsection, to the extent a Highly Compensated Participant described herein is Vested, Excess Matching Contributions (and income allocable thereto) shall be distributed, and the portion thereof that is not Vested shall be forfeited at that time.

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

          (c)  Excess  Matching  Contributions,   including  forfeited  Matching
Contributions, shall be treated as Employer contributions for purposes of Code ss.ss. 404 and 415, even if distributed from the Plan.

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

          (f) Notwithstanding the above, within 12 months after the end of the Plan Year, the Employer may make a special Qualified Non-Elective Contribution on behalf of all Participants (or Non-Highly Compensated Participants only) in an amount sufficient to satisfy one of the tests set forth in Section 3.7(a). Such contributions shall be allocated to the Participant's Deferral Account of each Participant (or Non-Highly Compensated Participant only) in the same proportion that each Participant's Compensation (or Non-Highly Compensated Participant's Compensation only) for the Plan Year bears to the total Compensation of all Participants (or Non-Highly Compensated Participants only). A separate accounting shall be maintained for the purpose of excluding such contributions from the Actual Deferral Percentage tests pursuant to Section 3.5(a) and shall comply with the requirements of Regulation ss.1.401(m) - 1(b)(5).

     3.9 MAXIMUM ANNUAL ADDITIONS

          (a)6 Notwithstanding Section 3.4, the maximum annual additions (as defined in Section 3.9(b) below) credited to a Participant's Aggregate Account for any limitation year (as defined in Section 3.9(d) below) shall equal the lesser of: (1) $30,000, or (2) 25% of the Participant's Compensation for such limitation year, as adjusted from time to time as in Section 3.9(e) below. Provided that no more than one-third of the Employer's ESOP Contributions for the Plan Year, which are deductible under the principal and interest deduction rules of Code ss.404(a)(9), are allocated to Highly Compensated Participants, the limitations of Code ss.415 shall not apply to Forfeitures of Company Stock if such Company Stock was acquired with the proceeds of an Exempt Loan, or to the portion of the Employer's ESOP Contribution which is deductible as an interest payment under Code ss.404(a)(9)(B).

          (b) For purposes of applying the limitations of Code ss. 415, annual additions means the sum credited to a Participant's Aggregate Account for any limitation year of: (1) Deferred Compensation, Matching Contributions, Profit Sharing Contributions, and Qualified Non-Elective Contributions; (2) ESOP Contributions; (3) Forfeitures; (4) amounts allocated to an individual medical account, as defined in Code ss. 415(l)(2) which is part of a pension or annuity plan maintained by the Employer; and (5) except for purposes of subsection
(a)(2) above, amounts derived from contributions paid or accrued which are attributable to postretirement medical benefits allocated to the separate account of a key employee (as defined in ss. 419(A)(d)(3) of the Code) under a welfare benefit plan (as defined in ss. 419(e) of the Code) maintained by the Employer. Contributions do not fail to be annual additions merely because they are Excess Deferred Compensation, Excess Elective Contributions, or Excess Matching Contributions, or merely because Excess Elective Contributions or Excess Matching Contributions are distributed or recharacterized. Excess Deferred Compensation distributed pursuant to Regulation ss. 1.402(g)-1(e)(2) or
(3) are not annual additions. The Compensation percentage limitation referred to in Section 3.9(a)(2) above shall not apply to any contribution for medical benefits (within the meaning of Code ss. 419A(f)(2)) after separation from service which is otherwise treated as an annual addition, or any amount otherwise treated as an annual addition under Code ss. 415(l)(i).

          (c) For purposes of applying the limitations of Code ss. 415, the following are not annual additions: (1) transfer of funds from one qualified plan to another; (2) rollover contributions (as defined in Code ss.ss. 402(a)(5), 403(a)(4), 403(b)(8) and 408(d)(3)); (3) repayments of loans made to a Participant from the Plan; (4) repayments of distributions received by an Employee pursuant to Code ss. 411(a)(7)(B) (cash-outs); (5) repayments of distributions received by an Employee pursuant to Code ss. 411(a)(3)(D) (mandatory contributions); (6) Employee contributions to a simplified employee pension excludable under Code ss. 408(k)(6); and (7) deductible Employee contributions to a qualified Plan.

          (d) For purposes of applying the limitations of Code ss. 415, the "limitation year" shall be the Plan Year.

          (e) The limitation stated in paragraph (a)(1) above shall be adjusted annually as provided in Code ss. 415(d) pursuant to Regulations. The adjusted limitation is effective as of January 1 of each calendar year and is applicable to limitation years ending with or within that calendar year.

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

     3.10 ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS

          (a)  If,  as  a  result  of  a  reasonable   error  in   estimating  a
Participant's Compensation, a reasonable error in determining the amount of Deferred Compensation (within the meaning of Code ss.402(g)(3)) that may be made with respect to any Participant under the limits of Section 3.9 above, or other facts and circumstances to which Regulation ss. 1.415-6(b)(6) shall be applicable, the annual additions under this Plan would cause the maximum annual additions to be exceeded for any Participant, the Administrator shall (1) distribute any Deferred Compensation (within the meaning of Code ss.402(g)(3)) credited for the limitation year to the extent that the return would reduce the "excess amount" in the Participant's Aggregate Account; (2) hold any remaining "excess amount" after the return of any voluntary Employee contributions in a "Section 415 suspense account"; (3) allocate and reallocate the "Section 415 suspense account" in the next limitation year (and succeeding limitation years if necessary) to all Participants in the Plan before any Employer or Employee contributions which would constitute annual additions are made to the Plan for such limitation year; and (4) reduce the Employer's discretionary contributions to the Plan for such limitation year by the amount of the "Section 415 suspense account" allocated and reallocated during such limitation year.

          (b) For purposes of this Article, "excess amount" for any Participant for a limitation year shall mean the excess, if any, of: (1) the annual additions which would be credited to his account under the terms of the Plan without regard to the limitations of Code ss. 415, over (2) the maximum annual additions determined pursuant to Section 3.9.

          (c) For purposes of this Section, "Section 415 suspense account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the Plan during the limitation year. The "Section 415 suspense account" shall not share in any earnings or losses of the Trust Fund. > (d) Except as provided in this Section 3.10, the Plan may not distribute "excess amounts" to Participants or Former Participants.

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

          (g) For purposes of this Section, the term "qualified corporate or noncorporate plan" shall mean any tax qualified plan under Code ss. 401(a).

     3.12 PARTICIPANT'S QUALIFIED DIRECTED INVESTMENT ACCOUNT

          (a) Each Qualified Participant may elect no later than 90 days after the close of each Plan Year during the Qualified Election Period to direct the Trustee in writing as to the investment of 25% of the total number of shares of Company Stock acquired by or contributed to the Plan that have ever been allocated to the Participant's Company Stock Account of such Qualified Participant (reduced by the number of shares of Company Stock previously diversified or distributed pursuant to this Section 3.12). In the last Plan Year of the Qualified Election Period, 50% shall be substituted for 25% in the preceding sentence. Furthermore, the rules of Code ss. 401(a)(28) are incorporated herein by reference.

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

          (e) In the event a Qualified Participant directs a portion of his Participant's Employer Account pursuant to this Section 3.12, such Qualified Participant shall not have, with respect to such directed portion, the right to demand Company Stock pursuant to Code ss.409(h)(1)(A) and Section 6.8 of this Plan.

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

     3.15 7 UNIFORMED SERVICES EMPLOYMENT AND RE-EMPLOYMENT RIGHTS ACT

     Notwithstanding any provision of this Plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with Code ss.414(u). Loan repayments will be suspended under this Plan as permitted under Code ss.414(u)(4).


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

     In determining the value of any security, if the security is traded on a national exchange, the Trustee shall consider the price at which it was last traded. With respect to any unlisted security held in the Trust Fund, the bid price next preceding the close of business on the Valuation Date shall be considered. In either event, the Trustee shall also consider such other facts (including without limitation minority discounts and discounts for lack of marketability) that the Trustee determines, in its discretion, to reasonably influence the price of the security. The Trustee may, in any case, employ one or more appraisers for the purpose of valuing the securities or any other assets and may rely on the values established by such appraiser or appraisers. All valuations of Company Stock which is not readily tradeable on an established securities market shall be made by an independent appraiser that meets the requirements of Code ss.401(a)(28)(c).


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

          (e) All purchases of Company Stock shall be made at a price which, in the judgment of the Administrator, does not exceed the fair market value thereof. All sales of the Company Stock shall be made at a price which, in the judgment of the Administrator, is not less than the fair market value thereof. The valuation rules set forth in Article IV and Code ss. 401(a)(28) shall be applicable to all such purchases and sales.

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

     5.4 TRANSACTIONS INVOLVING COMPANY STOCK

          (a) No portion of the Trust Fund attributable to (or allocable in lieu of) Company Stock acquired by the Plan in a sale to which Code ss. 1042 applies may accrue, or be allocated directly or indirectly under any plan maintained by the Employer meeting the requirements of Code ss. 401(a):

               (1) During the Nonallocation Period, for the benefit of:

                    (i) Any taxpayer who makes an election under Code ss. 1042(a) with respect to Company Stock; or

                    (ii) Any individual who is related to the tax- payer within the meaning of Code ss. 267(b), or

               (2) For the benefit of any other person who owns (after application of Code ss. 318(a), applied without regard to the employee trust exemption in Code ss. 318(a)(2)(B)(i)) more than 25% of:

                    (i) Any class of outstanding stock of the Employer or Affiliated Employer which issued such Company Stock, or

                    (ii) The total value of any class of outstanding stock of the Employer or Affiliated Employer.

          (b) Subparagraph (a)(1)(ii) (relating to family attribution rules) shall not apply to lineal descendants of the taxpayer, provided that the aggregate amount allocated to the benefit of all such lineal descendants during the Nonallocation Period does not exceed more than 5% of the Company Stock (or amounts allocated in lieu thereof) held by the Plan which are attributable to a sale to the Plan by any person related to such descendants (within the meaning of Code ss. 267(c)(4)) in a transaction to which Code ss. 1042 is applied.

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

     5.5 LOANS TO THE TRUST

          (a) The Plan may borrow money for any lawful purpose, provided the proceeds of an Exempt Loan are used within a reasonable time after receipt only to:

               (1) Acquire Company Stock;

               (2) Repay an Exempt Loan; or

               (3) Repay a prior Exempt Loan.

          (b) All loans to the Trust which are made or guaranteed by a disqualified person must satisfy all requirements applicable to Exempt Loans under Code ss. 4975(d)(3), Regulation ss. 54.4975-7(b), Act ss.408(b)(3) and Department of Labor Regulation ss. 2550.408(b)-3 including, but not limited to, the following:

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

          (d) Unless otherwise elected and consented to in the manner prescribed in Code ss. 417(a)(2), the Beneficiary of the death benefit of a married
Participant shall be the Participant's spouse. However, the Participant may designate a Beneficiary other than his spouse if:

               (1)  The  spouse  has   validly   waived  her  right  to  be  the
Participant's Beneficiary pursuant to Code ss. 417(a)(2);

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

          (b) With respect to the Terminated Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and
Participant's Rollover Account, as soon as is practical after the terminated Participant's request for a termination of service distribution, the Administrator shall direct the Trustee, in accordance with the provisions of
Section 6.6, to distribute, or begin the distribution of, the Terminated Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account. With respect to the Participant's ESOP Account (which includes the Participant's Company Stock Account, Participant's ESOP Investment Account and Participant's Qualified
Directed Investment Account), upon a request for a termination of service distribution, unless the Terminated Participant elects a later distribution commencement date, distribution of the Participant's ESOP Account shall commence not later than the last day of the Plan Year which is the fifth Plan Year after the Plan Year in which the Participant otherwise separated from service with the Employer, unless the Participant is reemployed by the Employer before distribution is otherwise required by this paragraph. The rules of Code ss.409(o) are incorporated herein by reference. See Section 6.6. In the event a Participant's effective date of termination of service is September 30, the Plan Year that includes such September 30 shall be regarded as the Plan Year in which the Participant otherwise separated from Service with the Employer. See also
Section 3.4(c).

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

               (2) 8 If any Former Participant shall be reemployed by the Employer before five consecutive One-Year Breaks in Service, his forfeited Aggregate Account shall be reinstated only if he repays the full amount distributed to him, other than his voluntary contributions, prior to the fifth anniversary of his date of reemployment. In the event the Former Participant does repay the full amount distributed to him, the undistributed portion of the Participant's Aggregate Account must be restored in full, unadjusted by any gains or losses occurring subsequent to the Anniversary Date or other Valuation Date preceding his termination. See Section 3.4(f) regarding the reinstatement of Aggregate Accounts.

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

                    (ii) After the greater of (A) five consecu- tive One-Year Breaks in Service, or (B) a number of One-Year Breaks in Service equal to the Former Participants' pre-break Years of Service, a Participant's Vested Aggregate Account attributable to post-break Years of Service shall not be increased as a result of pre-break Years of Service pursuant to Code ss. 411(a)(6)(D)(I);

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

     6.5 DETERMINATION OF BENEFITS AT AGE 59 1/2

          (a) As of, or after, the date a Participant attains age 59 1/2, such Participant may request a distribution of all, or any portion, of his Participant's Deferral Account, even if the Participant continues as an Employee of the Employer. Such Participant shall continue to participate in the Plan provided the Participant continues to meet the eligibility requirements of
Article II.

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

          (b)9 The ESOP Account. With respect to the distribution of the Participant's ESOP Account, effective February 15, 1996, distribution on account of retirement (Section 6.1) or Total and Permanent Disability (Section 6.3) shall be made in cash or in kind (as determined by the Administrator, but subject to Section 6.8) in one lump sum, or in a fixed number of quarterly, semiannual or annual installments over a period not to exceed the Participant's life expectancy (or the life expectancy of the Participant and his designated Beneficiary). The Participant shall have the right to determine whether such distribution is in one lump sum or installments. Furthermore, the Participant shall have the right to modify, from time to time, the amount and frequency of the installments and the period over which such installments will be made in accordance with procedures established by the Administrator. A participant may make separate payment elections under this paragraph with respect to his Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account. With respect to distributions to Participants that have terminated employment and have requested a distribution pursuant to Section 6.4, unless the Participant elects in writing a longer distribution period, such distribution of the Participant's ESOP Account, including the Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account, made pursuant to
Section 6.4, may be distributed in cash or in kind, (as determined by the Administrator, but subject to Section 6.8) in substantially equal periodic payments (not less frequently than annually) over a period of five years. In the case of a Participant with a Participant's ESOP Account in excess of $500,000, the five year period shall be extended one additional year (up to an additional five) for each $100,000, or fraction thereof, by which such account exceeds $500,000. Such dollar amounts shall be adjusted at the same time and in the same manner as provided in Code ss. 415(d).

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

               (2)  Payments  over a  period  certain  (not to  exceed  the life expectancy of the Participant or the joint life expectancy of the Participant and his Beneficiary) in monthly, quarterly, semiannual or annual installments. Furthermore, the Participant shall have the right to modify, from time to time, the amount and frequency of the installments and the period over which such installments will be made in accordance with procedures established by the Administrator. A Participant's election under this paragraph shall apply to his Participant's Deferral Account, Participant's Profit Sharing Account and Participant's Rollover Account. In order to provide such installment payments, the Administrator may (A) segregate the Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account, and Participant's Rollover Account in a separate, federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other liquid short-term security or (B) purchase a nontransferable annuity contract for a term certain (with no life contingencies) providing for such payment;

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

          (g) Notwithstanding any provision in the Plan to the contrary, the distribution of a Participant's Aggregate Account shall be made in accordance with the following requirements and shall otherwise comply with Code ss. 401(a)(9) and the Regulations thereunder (including Regulation ss. 1.401(a)(9)-(2)), the provisions of which are incorporated herein by reference:

               (1) A Participant's Aggregate Account shall be distributed to him not later than the Participant's "required beginning date." Alternatively, distributions to a Participant must begin no later than the Participant's "required beginning date," and must be made over the life of the Participant (or the joint lives of the Participant and the Participant's designated Beneficiary) or a period certain measured by the life expectancy of the Participant (or the joint life expectancies of the Participant and his designated Beneficiary) in accordance with Regulations. For Plan Years beginning prior to December 31, 1996, a Participant's "required beginning date" means April 1 of the calendar year following the calendar year in which the Participant attains age 70 1/2. For Plan Years beginning after December 31, 1996, a Participant's "required beginning date" means April 1 of the calendar year following the later of (i) the calendar year in which the Participant attains age 70 1/2, or (ii) the calendar year in which the Participant retires. However, part (ii) of the preceding sentence shall not apply to any Participant that is a "five percent owner" (as defined in Code ss. 416) for the Plan Year ending in the calendar year in which such Participant attains age 70 1/2.

               (2) Distributions to a Participant and his Beneficiaries shall only be made in accordance with the incidental death benefit requirements of Code ss. 401(a)(9)(G) and the Regulations thereunder.

          (h) All annuity contracts under this Plan shall be non-transferable when distributed. Furthermore, the terms of any annuity contract purchased and distributed to a Participant or spouse shall comply with all of the requirements of the Plan.

          (i) If a distribution is one to which Codess.ss.401(a)(11) and 417 do not apply, such distribution may commence less than thirty (30) days after the notice required under Regulation ss. 1.411(a)-11(c) is given, provided that: (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least thirty (30) days after receiving the notice to consider the decision of whether or not to elect a distribution and, if applicable, a particular distribution option, and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

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

     6.7 DISTRIBUTION OF BENEFITS UPON DEATH 10

          (a)(i) Participant's ESOP Account. Unless otherwise elected as provided in Section 6.2(d), a Participant who dies before the distribution of his Participant's ESOP Account has commenced pursuant to Section 6.6 above, and who has a surviving spouse, shall have the value of his Participant's ESOP Account paid to his surviving spouse.

               (ii) The Other Accounts. With respect to the Participant's Deferral Account, Participant's Matching Account, Participant's Profit Sharing Account and Participant's Rollover Account (which for purposes of this Section 6.7 shall be referred to as the "Other Accounts"), unless elected as provided herein and Section 6.2(d) above, a Participant who dies before the distribution of such Other Accounts have commenced pursuant to Section 6.6 above, and who has a surviving spouse, shall have the value of such Other Accounts paid in the form of a preretirement survivor annuity to the Participant's surviving spouse. For purposes of this Section, a preretirement survivor annuity is an annuity which is purchasable with such Other Accounts of the Participant and is payable for the life of the surviving spouse.

               A married Participant, with the written consent of his spouse, may elect not to have his Other Accounts paid in the form of a preretirement survivor annuity or may elect to name a Beneficiary other than his surviving spouse. In order to make such election, the procedures of Code ss. 417, and the Regulations thereunder, shall be applied, which generally shall require that:

                           (A)  The  Plan   Administrator   shall   provide  the
                           Participant and his spouse a written explanation of the preretirement survivor annuity.

                           (B)  Such  explanation  shall  be  given  during  the
                           "applicable   period"   as   defined   in  Code   ss.
                           417(a)(3)(B)(ii), and the Regulations thereunder.

                           (C) Such election may be made only after the first day of the Plan Year in which the Participant attains age 35, except that in the case of a Terminated Participant, such election may be made any time after the Terminated Participant's separation from service with the Employer.

                           (D) The spouse's consent to such election is in writing and witnessed by a notary public, designates a Beneficiary or form of benefit which may not be changed (but may be revoked) without spousal consent (unless the prior spousal consent expressly permitted future designations or elections by the Participant without spousal consent), and the spousal consent acknowledges the effect of such election.

          (b) In the event a Participant has commenced distribution of his Aggregate Account prior to death, distribution of the Participant's Aggregate Account shall continue in the form or forms, and at least as rapidly, as prior to the Participant's death.

          (c) Except as provided in paragraph (b) above and except to the extent a preretirement survivor annuity is required by paragraph (a)(ii) above, in the event a Beneficiary is entitled to a death benefit in accordance with Section 6.2, the Administrator, pursuant to the election of the Beneficiary, shall direct the Trustee to distribute to the Beneficiary, the deceased Participant's Aggregate Account, in one of the methods of distribution specified in Section
6.6 above (giving effect to the separate forms of distribution for the "ESOP Account" and "Other Accounts").

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

          (e) The Beneficiary shall not have the right to demand Employer securities allocated to the deceased Participant's "Other Accounts" or with respect to any amount allocated to the Participant's Qualified Directed Investment Account.

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

     6.9 IN SERVICE DISTRIBUTION

          (a)11 At such time as a Participant (but not a Former Participant or Terminated Participant) becomes 100% Vested, such Participant may request once each Plan Year a distribution not to exceed five percent (5%) (ten percent (10%) for Participants with ten (10) or more years of Service) of such Participant's Company Stock Account, determined as of the Anniversary Date or Valuation Date immediately preceding such request. For those Participants (but not Former
Participants or Terminated Participants) that are not 100% Vested, such Participant may request once each Plan Year a distribution not to exceed five percent (5%) of the Vested portion of the Participant's Company Stock Account, determined as of the Anniversary Date or Valuation Date immediately preceding such request, that has been allocated to the Participant's Company Stock Account at least two (2) years as of the date of such distribution. Such Participant shall continue to participate in the Plan provided the Participant continues to meet the eligibility requirements of Article II.

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

     6.13 LIMITATIONS ON BENEFITS AND DISTRIBUTIONS

     All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order" as that term is defined in Code ss. 414(p).

     6.14 DISTRIBUTION OF DEFERRAL ACCOUNT UPON HARDSHIP

          (a) The Plan Administrator may direct the Trustee to distribute a portion of a Participant's Deferral Account (not to exceed the Participant's Deferral Account valued as of the next preceding Anniversary Date or Valuation
Date) in the event of an immediate and heavy financial need. Such hardship distribution shall be made only within the "deemed hardship distribution standards" published by the Internal Revenue Service in Regulations ss. 1.401(k)-1(d)(2)(iv).

          (b) The determination of whether an immediate and heavy financial need exists shall be made by the Administrator based upon all relevant facts and circumstances. A hardship withdrawal shall be authorized only if the distribution is to be used for one of the following purposes:

               (1) The payment of unreimbursed medical expenses incurred by the Participant, his spouse or his dependent (as defined in Code ss. 152) or the payment of unreimbursed expenses necessary for these persons to obtain medical care;

               (2) Costs directly related to the purchase of a principal residence by the Participant (excluding mortgage payments);

               (3) The payment of tuition and related educational fees for the next 12 months of post-secondary education for the Participant, or his spouse or dependent (as defined in Code ss. 152);

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

               (2) The Participant has obtained all distributions, other than hardship distributions, and all non-taxable loans currently available under all plans maintained by the Employer; and

               (3) The Participant's salary deferrals to the Plan "and all other plans maintained by the Employer" (as that phrase is defined in Regulation ss. 1.401(k)-1(d)(2)(iv)(B)(4) will be suspended for at least 12 months, and his maximum salary deferrals for the following taxable year shall be reduced pursuant to Section 3.2(e).

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

          (c) Plan loans shall be approved if the following criteria are met by the Participant requesting the loan:

               (1) The sum of all the Participant's (and spouse's) monthly debt payments (computed immediately after the Plan loan is made, and including principal and interest payments on mortgage loans, car loans, credit cards and other unsecured or secured debt obligations but excluding obligations paid off with the proceeds of the Plan loan), plus the monthly amortization of the Participant's Plan loan then being requested shall not exceed 45% of the Participant's (and spouse's) gross monthly income (computed before any Internal Revenue Code ss.ss. 401(k) or 125 salary deferrals). The Participant shall certify this to the Administrator at the time the loan is requested.

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

          (i) 12 In the event a Participant defaults on the repayment of a Plan loan as provided in paragraph (g) above or in the event a Plan loan becomes due and payable upon a Participant's termination of employment, the Administrator shall have the authority to determine the Participant accounts that will be reduced and offset to satisfy such Plan loan, provided that the Administrator makes such determination in a consistent and nondiscriminatory manner. In the event it is necessary to reduce and offset all or any portion of the Participant's ESOP Account to satisfy such Plan loan, then notwithstanding the deferred distribution provisions of Section 6.4(b) that apply to the Participant's ESOP Account, the Administrator may then treat the satisfaction of such Plan loan as an immediate distribution of the corresponding portion of such Participant's ESOP Account.

          (j) 13 In the event a Participant is married at the time a loan is made to such Participant, the spouse of such Participant shall consent to such loan in writing and in accordance with Code ss.ss.401(a)(11) and 417. Such consent shall be obtained no earlier than the beginning of the ninety (90) day period that ends on the date the loan is made.

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

          (c) "Five Percent Owner" means any person who owns (or is considered as owning within the meaning of Code ss. 318) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than 5% of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code ss.ss. 414(b), (c), (m), or (o) shall be treated as separate employers.

          (d) "Key Employee" means those Employees defined in Code ss. 416(i) and the Regulations thereunder. Generally, the term includes any Employee or former Employee (and his Beneficiaries) who, at any time during the Plan Year or any of the preceding four Plan Years, is:

               (1) An officer of the Employer (as that term is defined within the meaning of the Regulations under Code ss. 416) having Compensation in excess of 50% of the amount in effect under Code ss. 415(b)(1)(A) for the Plan Year. For purposes of this definition, no more than 50 Employees (or if less, the greater of three Employees or ten percent of the Employees) shall be treated as officers, and Employees described in Code ss. 414(q)(8) shall be excluded as officers.

               (2) One of the 10 Employees having Compensation greater than the amount in effect under Code ss. 415(c)(1)(A), and owning (or considered as owning within the meaning of Code ss. 318) both more than a one-half percent interest in the Employer or Affiliated Employer, and one of the 10 largest interests in the Employer or Affiliated Employer.

               (3) A "Five Percent Owner" of the Employer.

               (4) A "one percent owner" of the Employer having Compensation from the Employer of more than $150,000 for the Plan Year. "One percent owner" means any person who owns (or is considered as owning within the meaning of Code ss. 318) more than one percent of the outstanding stock of the Employer or stock possessing more than one percent of the total combined voting power of all the stock of the Employer. For purposes of this definition, the rules of subsections
(b), (c) and (m) of Code ss. 414 shall not apply in determining ownership. However, in determining whether an individual has Compensation of more than $150,000, Compensation from each employer required to be aggregated under Code ss. 414(b), (c) and (m) shall be taken into account.

          (e) "Non-Key Employee" means any Employee or former Employee (and his Beneficiaries) who is not a Key Employee.

          (f) "Permissive Aggregation Group" means an Aggregation Group, selected by the Employer, that includes any plan not required to be included in the Required Aggregation Group, provided the resulting group, taken as a whole, would continue to satisfy the provisions of Code ss.ss. 401(a)(4) and 410.

     In the case of a Permissive Aggregation Group, only a plan that is part of the Required Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is a Top Heavy Group. No plan in the Permissive Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is not a Top Heavy Group.

          (g) "Required Aggregation Group" means an Aggregation Group which includes a plan of the Employer in which a Key Employee is a Participant, and each other plan of the Employer which enables any plan in which a Key Employee participates to meet the requirements of Code ss.ss. 401(a)(4) or 410.

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

          (k) "Top Heavy Plan Year" means that, for a particular Plan Year, the Plan is a Top Heavy Plan.

     7.2 TOP HEAVY PLAN REQUIREMENTS

          (a) For any Top Heavy Plan Year, the Plan shall provide the following:

               (1) Special  vesting  requirements of  Codess.416(b)  pursuant to
Section 7.5 below; and

               (2) Special minimum contribution and allocation requirements of Codess. 416(c) pursuant to Section 7.4 below.

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

     7.4 REQUIRED MINIMUM ALLOCATIONS

          (a) Notwithstanding Section 3.4, for any Top Heavy Plan Year, the sum of the Employer's Profit Sharing Contributions, ESOP Contributions and Forfeitures allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of each Non-Key Employee shall be equal to 3% of such Non-Key Employee's compensation (as defined for purposes of Code ss.416 (reduced by contributions and forfeitures, if any, allocated to each Non-Key Employee in any other defined contribution plan included with this Plan in a Required Aggregation Group). However, if (i) the sum of the Employer's Profit Sharing Contributions, ESOP Contributions, and Forfeitures allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of each Key Employee does not equal or exceed 3% of such Key Employees' compensation, and
(ii) this Plan is not required to be included in an Aggregation Group to enable a defined benefit plan to meet the requirements of Code ss.ss. 401(a)(4) and 410, then the sum of the Employer's Profit Sharing Contribution, ESOP Contribution and Forfeitures allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of each Non-Key Employee shall be equal to the largest percentage allocated to the Participant's ESOP Account and Participant's Profit Sharing Account of any Key Employee. For purposes of this
Section 7.4, compensation shall include compensation for the entire Plan Year, even compensation paid prior to the Participant's Plan entry date provided in
Article II.

          (b) 14 Notwithstanding any provision of this Plan to the contrary, a Non-Key Employee who has not separated from service with the Employer as of the last day of the Plan Year shall receive the required minimum allocation provided by Section 7.4(a) even if the Non-Key Employee, for such Plan Year, (i) has not been credited with 1,000 Hours of Service, (ii) earned Compensation below a stated amount, or (iii) has failed to make any mandatory or elective contributions.

          (c) For purposes of determining the "largest percentage allocated to the Participant's ESOP Account and Participant's Profit Sharing Account," of a Key Employee, the total amount of a Key Employee's Compensation which has been deferred into the Plan pursuant to Section 3.2 shall be included as an amount allocated to such Key Employee's Profit Sharing Account for that Plan Year.

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


                                  ARTICLE VIII.
                                 ADMINISTRATION

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

     8.4 POWERS, DUTIES AND RESPONSIBILITIES

     The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan, the Act and the Code. The Administrator shall administer the Plan in accordance with its terms and shall have the discretionary power to determine all questions arising in connection with the administration, interpretation, and application of the Plan. Any such determination by the Administrator shall be conclusive and binding upon all persons. The Administrator, in its discretion, may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of this Plan; provided, however, that any procedure, discretionary act, discretionary interpretation or construction shall be done in a non-discriminatory manner based upon uniform principles consistently applied and shall be consistent with the intent that the Plan shall continue to be deemed a qualified plan under the terms of Code ss. 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish his duties under this Plan.

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

          (c) This provision shall not apply to a "qualified domestic relations order" defined in Code ss. 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order", a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under this Plan.

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

     10.7 BONDING

     Every Fiduciary, except a bank or an insurance company, unless exempted by the Act and regulations thereunder, shall be bonded in an amount not less than 10% of the amount of the funds such Fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond $500,000. The amount of funds handled shall be determined at the beginning of each Plan Year by the amount of funds handled by such person, group or class to be covered and their predecessors, if any, during the preceding Plan Year, or if there is no preceding Plan Year, then by the amount of the funds to be handled during the then current Plan Year. The bond shall provide protection to the Plan against any loss by reason of acts of fraud or dishonesty by the Fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in ss. 412(a)(2) of the Act), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in this Agreement to the contrary, the cost of such bonds shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund or by the Employer.

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

                                   EMPLOYER:

                                   SAWTEK INC.

                                   By:/s/Raymond A. Link
                                   Vice President-Finance

 Notes
 -----

1    Editorial Note: Section 1.35 amended by the Board on August 31, 1998, but the IRS would not accept the change. Section 1.35 was restored to its original form.

2    Section  1.51 was  amended  by the Board on August  31,  1998,  effective immediately.

3    Section  3.2(d)(3)  was revised in  accordance  with the IRS' request for modifications made in connection with favorable determination letter dated January 27, 1999.

4    Section 3.6(a)(2) was revised in accordance with the IRS' request for modifications made in connection with the favorable determination letter dated January 27, 1999.

5    Section 3.8(a)(1) was revised in accordance with the IRS' request for modifications made in connection with the favorable determination letter dated January 27, 1999.

6    Section 3.9(a) was revised in accordance with the IRS' request for modifi-
cations made in connection with the favorable determination letter dated
January 27, 1999 by deleting the words "(or, if greater, one-forth of the dollar limitation in effect under Code ss415(b)(1)(A)).

7    Section 3.15 was added in accordance with the IRS' request for modifi-
cations made in connection with the favorable determination letter dated January 27, 1999 and is effective for any re-employment of a Participant following military service initiated on or after December 12, 1994.

8    Section 6.4(g)(2) was revised in accordance with the IRS' request for modifications made in connection with the favorable determination letter dated January 27, 1999 by deleting the words "and such Former Participant had received a distribution of his entire Vested Aggregate Account prior to his re-employ-ment" from the first sentence thereof.

9    Section 6.6(b) was amended by the Board on July 20, 1998.

10   Sectiion 6.7 was revised in accordance with the IRS' request for modifi-
cations made in connection with the favorable determination letter dated January 27, 1999.

11   Section 6.9(a) was amended by the Board on August 31, 1998, effective immediately.

12   Section 6.16(i) was added by the Board on August 31, 1998, effective immediately.

13   Section 6.16(j) was added in accordance with the IRS' request for modifi-
cations made in connection with the favorable determination letter dated January 27, 1999.

14   Section 7.4(b) was revised and Section 7.4(c) was added in accordance with the IRS' request for modifications made in connection with the favorable determination letter dated January 27, 1999.