Form 10-K
period 1999-09-30
SAWTEK INC \FL\
filed 1999-11-05
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934 For the fiscal year ended September 30, 1999

                                      Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                     Commission File Number 000-28276
         ------------------------------------------------------
                                  SAWTEK INC.
         (Exact name of registrant as specified in its charter)
         ------------------------------------------------------
                Florida                                    59-1864440
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 28, 1999 was: common stock, $.0005 par value:
$1,137,206,651.

There were 42,250,489 shares of the registrant's common stock outstanding as of October 28, 1999.

                --------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended September 30, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 1999, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                     PART I

                                                                        Page
                                                                        ----

Item 1.  Business (including Risk Factors and Uncertainties)            1-24
Item 2.  Properties                                                       24
Item 3.  Legal Proceedings                                                25
Item 4.  Submission of Matters to a Vote of Security Holders              25

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters                                             26
Item 6.  Selected Financial Data                                       26-27
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          28-35
Item 7a. Quantitative and Qualitative Disclosures about Market Risk       35
Item 8.  Financial Statements and Supplementary Data                      36
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             36


                                    PART III

Item 10. Directors and Executive Officers of the Registrant            37-40
Item 11. Executive Compensation                                           40
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                      40
Item 13. Certain Relationships and Related Transactions                   40


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                        41
         Exhibit Index                                                 41-45
         Signatures                                                       46

PART I.

         This annual report on Form 10-K contains forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of our plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "projected," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under the caption "Risk Factors and Uncertainties."

ITEM 1.  BUSINESS

         We design, develop, manufacture and market a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. Our primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and radio frequency ("RF") systems, such as Code Division Multiple Access ("CDMA") and Global System for Mobile communications ("GSM")-based digital wireless systems, digital microwave radios, wireless local area networks ("WLAN"), cable television equipment, various defense and satellite systems and chemical sensors. Our products offer key advantages such as lower distortion, reduced size and weight, high reliability and precise frequency control compared to products based on alternative technologies and address rapidly growing needs in telecommunications, data communications, video transmission, military and space systems and other markets. Our proprietary computer aided design ("CAD") and analysis software tools support rapid and precise SAW device design and simulation, enabling us and our customers to achieve timely new product development. Our commercial customer base accounts for approximately 94% of net sales for our most recent fiscal year and includes major telecommunications equipment producers such as Ericsson, Hyundai, LGIC, Lucent Technologies, Motorola, Nokia, Qualcomm and Samsung.

Industry Background
-------------------
         Electronic systems which transmit or receive voice, data or video must contain various signal processing components such as bandpass filters, resonators, delay lines and oscillators. These components can be used to modify and condition the desired signals and reject unwanted signals that cause distortion and interference. The frequencies at which these systems transmit and receive information is at the RF or microwave or frequency range. However, before the information can be used, the signal must generally be converted to a lower intermediate frequency ("IF") and finally to the lowest system frequency, commonly referred to as baseband. While the RF and microwave frequencies at which voice, data and video systems operate are generally dictated by regulatory bodies such as the FCC, system designers have considerable flexibility in selecting one or more IF frequencies which suit the requirements of a specific application and design approach. Consequently, IF components, particularly filters, are developed specifically for each customer and application, even though they frequently must be produced in large quantities. The performance demands placed on these components by increasingly complex systems have changed dramatically over the past few years, particularly in wireless applications.

         The wireless communications industry is experiencing significant worldwide growth. Cost reductions and technological improvements in such wireless communications products as cellular, personal communications services ("PCS"), wireless local loop ("WLL"), global satellite telephones and wireless data systems are contributing to this growth. Wireless communications systems can offer the functional advantages of wired systems without the costly and time consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. Rapidly emerging digital telecommunications standards and technology will likely provide the performance improvements necessary to address overcrowding of existing cellular systems and will provide increased functionality. Unless carriers adopt the emerging digital standards, they will be forced to build new cellular base station sites and continue to suffer from dropped calls due to the overcrowding problem. These standards include CDMA, which is predominately utilized in the United States and South Korea as well as in Japan, China and other countries, and GSM, adopted throughout Europe and in many other countries worldwide. These new approaches are being utilized to provide cellular and PCS mobile services as well as fixed WLL networks. As demands for wireless communications subscriber services grow, service providers are offering digital handheld products and expanding the associated infrastructure. These factors, coupled with regulatory changes in the United States and abroad, as well as advances in wireless communications technology, are leading to substantial worldwide growth in existing systems and the emergence of new markets and applications.

         As the wireless telecommunications industry has expanded, previously allocated frequency bands have become increasingly congested, and the need to precisely control transmission frequencies and to filter unwanted signals without distortion has become critically important. In response to this crowding of existing frequency bands, regulatory agencies have allocated new blocks of spectrum at higher frequencies and more stringently regulated allowable signal bandwidths. Systems operating at these higher microwave and RF frequencies require higher frequency IF components to simplify the overall system architecture, thereby reducing cost, complexity and power consumption. To make more efficient use of the crowded frequency bands, the spacing between adjacent signal channels must be reduced, placing the desired signal very close to unwanted interfering signals. Highly selective RF and IF filters are required to pass the desired signal without distortion, while rejecting interfering signals from adjacent channels or frequency bands and other sources.

         Telecommunications systems, including cellular and PCS, are rapidly evolving from traditional analog to more efficient digital protocols to improve system performance and capacity. These digital approaches call for a wider range of bandwidths, higher frequencies and more precise bandwidth control. Furthermore, for highly bandwidth-efficient digital transmission systems to operate properly, all frequency components of the signal must pass through the system with essentially the same time delay or severe distortion may result.

         The development of RF integrated circuits, coupled with surface mount packaging ("SMP") technology, has facilitated a significant reduction in the size of portable wireless products. These developments have, in turn, driven the demand for rugged, miniature, surface mount RF and IF signal processing components, particularly for use in handheld applications such as cellular telephones.

         Traditional signal processing technologies include lumped element ("LC"), ceramic and bulk acoustic wave ("BAW") crystal filters, resonators and oscillators. While these basic approaches have been improved to address changing demands, the improvements have been largely incremental and evolutionary, rather than revolutionary. It is generally difficult to build traditional LC filters with the high selectivity and precision required by many new systems. In addition, most LC filters tend to drift in frequency and degrade in performance with changes in operating temperature. Conventional BAW crystal filters are difficult to build in the higher RF and IF frequency ranges and increasing bandwidths required for many emerging communications applications because the crystal elements of these filters must be made increasingly thinner, resulting in a device that is both delicate and difficult to manufacture. Many conventional types of filters, including both BAW crystal and LC, which are suitable for filtering analog signals, may produce significant distortion when used to filter digital signals. Another inherent limitation of these traditional filter technologies is the inability to adequately reduce their physical size to suit many emerging applications.

         The SAW solution to signal processing relies on the propagation and interaction of acoustic waves on the surface of a piezoelectric crystal. SAW technology offers a number of advantages over competing technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals without significant distortion. Perhaps the most significant benefit inherent in SAW technology is the relative ease in producing large quantities of high precision components that are comparatively small in size and are passive (no current required). SAW devices are routinely manufactured at the higher RF and IF frequency ranges and broader bandwidths required for emerging systems. The range of signal bandwidths that can be accommodated with SAW technology ranges from 10 MHz to 3 GHz, permitting SAW components to address almost all viable applications.

         As the use of wireless communications systems increases and new applications develop, there will be a need for large quantities of both IF and RF signal processing components which can meet demanding performance, size and reliability requirements. SAW technology is an enabling solution, possessing all of these attributes, with applications in nearly all wireless communications systems.

Strategy
--------
         Our goal is to be the leading supplier of SAW devices used in wireless communications and other applications. To accomplish this goal, we have a very focused strategy. The key elements are:

         Expand product offering for wireless communications. We have completed several key designs and have introduced SAW-based RF filters for CDMA handsets and SAW-based IF filters for GSM phones. In the future we plan to offer SAW-based RF filters for GSM and TDMA applications as well as SAW duplexer filters. We believe this broad product offering will augment our core business consisting of CDMA IF filters for handsets and IF base station filters for GSM and CDMA. This broad-based product offering will enable our customers to use Sawtek as their total SAW solution for wireless communications.

         Expand manufacturing capacity. We have started an aggressive capital expenditure plan for fiscal 2000 estimated at $32 million to ramp-up our manufacturing capacity. This plan includes increasing the capacity at our Orlando fab, adding over 10 new automated production lines to our Costa Rican operation and increasing the Costa Rican facility from approximately 32,000 square feet to approximately 59,000 square feet. We anticipate completing the bulk of this program in fiscal 2000. Upon completion, our production capacity will be more than four times greater in units compared to 1999.

         Enhance our relationships with major telecommunications equipment manufacturers. We plan to focus our attention on the major telecommunication manufacturers and to further strengthen our relationships with them by developing a product-based sales force, working with them in the design phase and by ramping capacity in advance of their requirements.

         Continue work in emerging markets for SAW. We plan to continue to develop products to meet the needs of a changing marketplace, including filters for head-end equipment for cable modems, wireless LAN, wireless data, SAW-based chemical sensors and applications for bringing voice, data and video into the home.

Markets and Applications
------------------------
         SAW devices may be utilized in most applications that transmit or receive microwave or RF signals. We design, manufacture and market bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems to both domestic and international original equipment manufacturers ("OEMs") that integrate these products into receivers, transmitters and other equipment for commercial, industrial, military and space applications. We provide products to the following markets: communications, military and space systems and other markets.

         Communications
         --------------
         Applications for the communications market accounted for approximately 82% of our net sales in 1999 compared to 81% in the previous year. Our communications product offerings consist primarily of IF bandpass filters for CDMA and GSM base station equipment and CDMA subscriber handsets. Additional applications include base station repeaters, global satellite systems, digital radios and data and video applications. We offer many custom SAW components to serve these market applications.

         As systems evolve from analog to digital, it is important to understand what role the SAW filter serves. CDMA and GSM are digital technologies because the final signal processing which occurs to maximize the frequency spectrum (allowing multiple subscribers to talk at the same time within the FCC allocated frequency band), is performed digitally. The actual transmission from a phone to a base station through the air, however, must still be done via analog RF waves. A SAW filter is a passive analog component that filters out the unwanted RF signals and passes the desired signals for later digital signal processing.

         Cellular. In cellular applications, calls are placed through subscriber handsets by establishing a connection with a base station via RF channels in the 800-1000 MHz frequency range. We supply IF bandpass filters for CDMA and GSM-based cellular base stations and for CDMA handset applications. We have also recently introduced SAW RF filters for cellular CDMA handsets and SAW IF filters for both cellular and PCS GSM handsets.

         PCS. PCS systems are enhanced cellular networks that operate in a frequency band of 1,800 to 2,000 MHz and provide a broad range of telecommunications services. We supply IF bandpass filters for CDMA and GSM-based PCS base station equipment, and bandpass filters for CDMA subscriber handsets.

         Wireless Local Loop ("WLL"). WLL systems eliminate the need for a wire
(loop) connecting users to the public switched telephone network by transmitting voice messages over radio waves for the "last mile" connection between the location of the customers' telephone and a base station connected to the network equipment. We supply bandpass filters to both base station and subscriber applications for WLL.

         Data Communications. The data communications market encompasses a number of applications involving the transmission and reception of data through wired, wireless or satellite networks. As the usage of these networks increases, OEMs are pursuing broader bandwidths, faster data rates and improved data integrity. OEMs typically specify custom SAW filters based on these requirements and as a result, we frequently design unique products for each OEM. As international standards have been adopted to meet these requirements, we have developed standard products to meet these needs. Applications include digital radios, wireless local area networks, handheld data terminals, global positioning systems and filters for head-end equipment to clean up signals, which will speed up Internet access for cable modems.

         Video Transmission. OEM products utilizing relatively low frequency SAW filter designs for cable television ("CATV") head-end equipment are purchased worldwide by cable operating companies. We manufacture a variety of SAW filters to serve the various standards required by the worldwide video transmission market. Emerging technologies within the video transmission market include digital high definition television ("HDTV") and interactive television. We have designed custom products for both of these applications.

         Military and Space
         ------------------
         We have been a provider to the military and space systems markets since our inception in 1979. Our components and subsystems can be found in major applications that include electronic warfare, defense communications, missile guidance, military and commercial space systems, radar and surveillance.

         Other Markets
         -------------
         We design and produce SAW components for other markets, including commercial avionics, test equipment and identification and security systems. Commercial avionics applications include collision avoidance transponders and radar for line-of-flight weather information. Our products are utilized in various test equipment applications for circuit design and system performance analysis, such as signal generators, spectrum analyzers and cellular telephone system test equipment. In the identification and security system industry, our products enable OEMs to provide passive SAW RF identification labels (or tags) for a variety of applications, such as toll road vehicle identification and personnel monitoring. We also market three families of standard SAW filters and offer these products for sale through distribution networks in North America and Europe.

         We have been developing SAW-based chemical sensors for several years, and we are a leading supplier of SAW resonators and delay lines used in sensor development programs. In February 1998, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky, a supplier in the developing SAW-based chemical sensor instrument market.

         We have a concentrated customer base with five customers that each accounted for over 5% of net sales in 1999. They are, in alphabetical order, Lucent, Motorola, Nokia, Qualcomm and Samsung. Our top 10 customers accounted for approximately 70% of net sales in 1999 and 76% of net sales in 1998. The loss of any of these customers could have a material adverse effect on our business, operating results and financial condition. There is no assurance that we will obtain future business from these customers.

Products
--------
         We have produced unique SAW products at frequencies ranging from 10 MHz to nearly 3 GHz. Products are organized into six product categories: bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and SAW-based chemical sensor products. While some product standardization exists, many of our products are custom developed for an individual application or customer, for which a non-recurring engineering ("NRE") fee is generally charged.

         Bandpass Filters
         ----------------
         Although the performance parameters for SAW bandpass filters are the same for various applications, the actual specifications for each of these parameters is very different depending upon its usage as an RF front end filter, an image reject filter or an IF filter. For example, while rejection is more important in a base station filter, loss is more important in a handset RF filter, and group delay variation and passband flatness are critical in wireless data filters. Sawtek sales and engineering personnel work closely with our customers to define not only the specifications needed, but also the importance of each specification. We then select a general SAW structure that best matches the customer's application and design a specific filter to meet their unique requirements. Typical filter structures and their corresponding applications are described below.

         Bi-directional Transversal Filters. This traditional SAW filter structure is characterized by very steep shape factors and high insertion loss. These types of filters operate over a wide range of frequencies and fractional bandwidths. (The fractional bandwidth is the bandwidth divided by the center frequency). They are commonly used in applications such as military communications, cable television or CDMA base stations that require very steep rejection, but that can accept more loss and a larger package size.

         Low-loss Transversal Filters. Sawtek has improved upon the bi-directional filter structure by developing techniques to lower the insertion loss while maintaining good selectivity. Sawtek offers low loss structures for both moderate and wide fractional bandwidth filters. Applications for these low loss, surface mount devices include CDMA handset, digital radio, wireless local look, 3G base station, WLAN and GPS.

         Reflective Low-loss Filters. To suit the narrower fractional bandwidth of GSM-based systems, Sawtek utilizes a reflective low loss structure. Sawtek has utilized this structure to drive GSM base station filters from larger leaded packages to smaller surface mount packages thereby offering continuous price reductions to our customers. Recent development of the reflective low-loss technology has made a significant impact in the CDMA handset market as well. This approach has enabled us to produce these difficult devices at a fraction of the size of the older low-loss transversal filters, while offering the same or better performance.

         Resonator Filters. As we enter the market for RF filters and GSM IF filters, we have expanded our resonator based filter technology to include combined mode, in-line coupled, waveguide coupled and ladder structures. This filter technology acts more like traditional LC filters with its very low insertion loss and moderate rejection. These filters are ideally suited for pre-selector and image reject functions in mobile handset or home wireless applications. Base stations do not use SAW filters in the RF due to the high power handling requirements.

         Resonators
         ----------
         We offer two types of resonators: SAW and surface transverse wave ("STW"). Products operating from 100 MHz to 2.5 GHz are available and are generally used as stable, high-Q frequency control elements that determine the operating frequencies of oscillators. We offer these products for use in high performance commercial, military and space applications, where the demand for more stringent electrical requirements is not served by high volume SAW resonator manufacturers. In addition to offering these products as individual components, we use our resonators in the manufacture of high performance oscillator products.

         Delay Lines
         -----------
         We currently offer SAW delay line products, consisting of non-dispersive, dispersive and multi-tap delay line configurations. Our delay line products are primarily used in military communications and electronic warfare applications, such as pulse expansion and compression radar. However, they also find uses in commercial applications, such as commercial avionics collision avoidance transponders, RF identification tag systems and wireless handheld data terminal products. All SAW delay lines make use of the fact that a surface acoustic wave travels 100,000 times more slowly than an electromagnetic wave. This permits SAW delay lines to be much smaller for a given signal delay than those of most competing technologies.

         Oscillators
         -----------
         We offer fixed frequency and voltage controlled oscillators based on both SAW and STW resonator technologies. Oscillators are used to generate a pure RF tone or signal. This signal often determines, directly or through frequency multiplication, the final operating frequency of the system in which it is used. Oscillators, in conjunction with additional circuitry, are also used in converting or mixing RF signals from one frequency to another. Our oscillators are used in high performance commercial and military applications such as instrumentation, avionics and electronic warfare.

         SAW-based Subsystems
         --------------------
         SAW-based subsystems are among our most complex and highly integrated products. In general, these subsystems consist of key SAW components, surrounded by additional circuitry, that provide a higher level of system functionality than that provided by the SAW devices alone. These products are highly specialized and are custom developed for specific applications. Our subsystem products are largely used in military and space applications and include channelized filter banks, switched filter and delay line modules and pulse expansion and compression subsystems.

         SAW Chemical Sensor Products
         ----------------------------
         We offer a line of SAW-based chemical sensor instruments for the chemical agent detection market through our wholly owned subsidiary, Microsensor Systems, Inc. The customer base for chemical agent detectors includes the U.S. military, various Federal agencies and state and local municipalities. We also offer an ethylene oxide detector that is commonly used in the hospital sterilization market and a fuel dilution meter for the oil analysis market. In fiscal 1999, we introduced a new product, VaporLab, which is a handheld battery operated device that can be programmed to detect a variety of chemical compounds for use in commercial applications. In addition, we continue to be a leading supplier of SAW resonators and delay lines used in sensor development programs throughout the world.

New Product Development
-----------------------
         Our research and development and engineering teams are developing new SAW-based products to serve the needs of our current and potential customers. Much of the effort is involved in reducing the size and increasing the performance of our devices. Examples of recent development efforts that are generating new revenue include filters for wireless LAN and WLL applications, significantly smaller surface mount IF filters for GSM and CDMA applications and the introduction of SAW-based RF filters.

         We have identified SAW chemical sensors and subsystems as a promising technology for new product development. A majority of our sensor development work is being conducted through our subsidiary, Microsensor Systems, Inc. To date, our scientists have made fundamental improvements in three major technical areas necessary for product development, namely, temperature compensation, polymer development and metrology.

         The market for SAW-based chemical sensors is in the early stages of development. For fiscal year 1999, sales of chemical sensor-based products accounted for less then 3% of our consolidated revenue. There is no assurance that we will be successful in developing new sensor products for commercial or military applications.

Technology
----------
         SAW Technology. A simple SAW filter has two transducers that consist of inter-digital arrays of thin metal electrodes photolithographically defined on a highly polished piezoelectric wafer. A piezoelectric material is one in which there exists a reciprocal, linear relationship between the electric field in the material and the mechanical strain in the material. When a signal of the proper frequency is applied across the interdigital transducers ("IDTs"), the alternating electrode voltages cause the surface of the device to expand and contract due to the varying electric fields induced in the piezoelectric material. This causes the generation of a mechanical (or acoustic) wave propagating at the surface of the device. Reciprocally, the acoustic wave generates an electrostatic wave with potentials at the surface of the device that can be detected by an IDT. The electrode spacing and the material's surface acoustic wave velocity determine the operating frequency of the device. This relationship places physical limitations on the frequency of operation of practical SAW devices due to limitations in photolithographic resolution. The configuration of the IDTs and properties of the substrate material determine the signal processing function and response characteristics of the device.

         The appeal of SAW devices as preferred signal processing components is based on the inherent advantages of the technology. SAW devices can provide complex signal processing functions in a single, compact device. One example is the outstanding bandpass filter characteristics that can be achieved using SAW technology. Comparable performance utilizing LC filter technology would require numerous components and could occupy more space on a PC board. Because surface acoustic waves propagate 100,000 times slower than electromagnetic waves, the realization of relatively long electrical delays on devices of limited dimensions is possible. Additional performance advantages of SAW technology, which vary based on the application, include small size, linear phase, high selectivity, excellent rejection and temperature stability. The ruggedness and reliability of SAW devices are characteristic of the physical device structure. Because photolithographic processes determine device-operating frequencies, SAW devices do not require complicated tuning procedures, nor do they become detuned in the field. The semiconductor microfabrication techniques used in manufacturing SAW components allow for the volume production of economical and reproducible devices. The outstanding reproducibility of these devices makes them ideal for military electronic warfare applications such as channelized filter banks for spectral analysis. Small size and ruggedness make SAW devices useful for cellular communications and related applications. Finally, the relative radiation hardness of SAW devices makes them ideal for space-based applications.

         Computer Aided Design and Analysis Software. Our versatile and user-friendly proprietary software fully supports the design and simulation of a broad range of SAW device structures, allowing our design engineers to realize the optimum SAW device type for a particular application with respect to performance, size and cost.

Manufacturing
-------------
         The manufacturing techniques used to produce our products are very similar to those used by the integrated circuit industry. In general, SAW devices are more straight forward to manufacture than most integrated circuits but involve certain highly complex and precise processes that are unique. While we control a substantial portion of the manufacturing process, some activities are outsourced. The primary raw materials used to manufacture our products are purchased from outside sources and include piezoelectric wafers and metal or ceramic packages used to house and protect the SAW die. Manufacturing scheduling and control is achieved through the use of a computer-based manufacturing resource planning ("MRP II") system. We segregate the manufacturing process into two functional areas: wafer fabrication and assembly.

         Wafer Fabrication. The wafer fabrication process involves the deposition of a very thin, uniform coating of aluminum onto piezoelectric wafers. These metallized wafers are coated with a light sensitive material known as photoresist. The wafer is exposed to light through a master glass plate, or photomask, which contains multiple images of the SAW devices to be produced. The image from the photomask is replicated on the wafer through a photolithographic develop and etch process. Each device on the wafer is referred to as a SAW die and each wafer may contain from several to 3,000 die, depending upon the design and performance of the final product. All of our fabrication processes are conducted at our main facility in Orlando, Florida.

         Assembly. In assembly, the wafer is cut into the individual SAW die with high precision, diamond wheel dicing saws and placed in metal or ceramic packages. The SAW die and associated components, if any, are attached to the base of the package using specialized adhesives. Electrical connections are made between the SAW die and the pins, pads or leads of the package using either manual or automatic wirebonding equipment. The packages are hermetically sealed using specialized welding equipment in a dry nitrogen atmosphere to ensure the long-term reliability of the device. After sealing, the units are tested for hermeticity and labeled with a laser marking system. Finally, the units are tested with automated network analyzers to ensure that the devices conform to the desired electrical specifications.

         In 1996, we established a subsidiary in Costa Rica for the production of SAW components. In 1999, our Costa Rican subsidiary accounted for approximately 46.9% of net sales, compared to 37.5% of net sales in 1998, and 36% of consolidated net fixed assets at September 30, 1999, compared to 29.8% at September 30, 1998.

         We have recently initiated a significant capital expansion program for both the Orlando and Costa Rica operations, totaling approximately $32 million for fiscal 2000. The expansion program will increase the output and capacity of the Orlando wafer fab and will add new automated production lines for the Costa Rica operation. This expansion will enable us to expand capacity in pursuit of the high-volume SAW RF filter market as well as other opportunities.

Raw materials and sources of supply
-----------------------------------
         We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase this material on a purchase order basis against annual supply agreements, and we do not normally carry significant inventories of raw material.

         We use several raw materials in manufacturing SAW components, including wafers made from quartz, lithium niobate or lithium tantalate and ceramic or metal packages used in final assembly. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages, and we have at times experienced shortages of ceramic packages. Our most significant suppliers of ceramic surface mount packages are three companies based in Japan. This reliance on a limited number of suppliers involves several risks; including reduced control over the price, foreign currency exposure, timely delivery, reliability and quality of the material.

Sales and Marketing
-------------------
         We use a team-based sales approach to develop relationships at multiple levels within the customer's organization, including management, engineering and purchasing. We have 15 domestic and 12 international independent sales representatives to identify opportunities that are then managed by our internal sales force. Our sales and marketing personnel and management handle direct sales. We also utilize distributors to generate additional sales for our standard product families and we have a sales and service office in Seoul, Korea to assist with our Asian sales effort. Once an opportunity is identified, members of our engineering design team and sales team coordinate close technical collaboration with the customer during the design and qualification phase of their program. Our executive officers are actively involved in all aspects of the sales and marketing process working closely with the senior management of our customers.

Foreign and Domestic Operations and Export Sales
------------------------------------------------
         See Item 7 and Notes 11 and 12 to Consolidated Financial Statements for a detailed discussion of foreign and domestic operations and export sales.

Competition
-----------
         The markets for our products are characterized by price competition, rapid technological change, product obsolescence and heightened global competition. Historically, the NRE investment required to produce a SAW design and technical incompatibility issues between various SAW suppliers has led many SAW customers to single source their requirements. We compete against large international firms which have substantially greater financial, technical, sales, marketing, distribution and other resources than us in each of our product markets. In addition, we face competition from companies that currently produce SAW devices for their internal requirements, as well as from a number of our customers who have the potential to develop an internal capability to produce SAW devices. The following North American companies compete with us to a greater or lesser degree: Andersen Laboratories (a unit of Sawgrass Microelectronics), Phonon, RF Monolithics, Vectron and CTS Wireless Components. Competition from European companies principally includes EPCOS AG (formerly Siemens Matsushita Components) and Thomson Microsonics. We anticipate that we will experience increasing competition from Pacific Rim companies as they expand into handheld and other high volume subscriber applications outside of their geographic region. Major Asian suppliers of SAW-based products include Fujitsu, Murada, NDK and several other Japanese and Korean manufacturers. We expect competition to increase from both established and emerging competitors as well as from internal capabilities developed by certain customers. Competition could also come from new technologies including digital filtering, direct conversion or other approaches that could potentially reduce or eliminate the need for certain SAW filters in wireless phones. Existing or new competition could have a material adverse effect on our business, results of operations and financial condition through price reductions, loss of market share and delays in the timing of customers' orders.

         Our ability to compete effectively in our target markets depends on a variety of factors both within and outside of our control, including timing and success of new product introductions by us and our competitors, availability of manufacturing capacity, the rate at which customers incorporate our components into their products, our ability to respond to price competition, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that we will be able to compete successfully in the future.

Research and Development
------------------------
         We direct our research and development efforts at developing new and innovative SAW device structures and SAW-based technologies to address demand in selected markets. The goal of our research and development group is to develop the technological tools and techniques necessary to meet emerging market requirements.

         We engage 28 scientists, technicians and consultants in our research and development efforts. In addition to our staff and consultants, we are involved in cooperative research with outside organizations, including individuals, research groups, universities, institutes and national laboratories. This approach allows our research and development group to benefit from the ideas and talents of a group of scientists larger than our internal staff, and helps to maintain a highly creative, stimulating and intellectual environment for our scientists.

         Research and development expenses were $5.6 million in 1999, $4.3 million in 1998 and $3.8 million in 1997. We anticipate that research and development expenses will continue to increase in total dollars as personnel and programs are added. A portion of our development activities is conducted in connection with the design and development of custom devices, which is paid for by customers and classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

Proprietary Rights
------------------
         We rely on a combination of patents, copyrights and trade secrets to establish and protect our proprietary rights. We hold 22 patents (which expire from 2005 to 2018), relating to SAW devices, oscillators, packaging technologies and SAW-based chemical sensors; and, we have 18 patents pending. We also own a substantial body of proprietary techniques and trade secrets. We recognize the benefits associated with developing a portfolio of corporate intellectual property, particularly during the new product development process; and, we are aggressively pursuing patents on several technologies. Over the past two years, 19 patent applications were filed and 12 patents have been issued. There can be no assurance that patents will issue from any of the pending applications, that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology or that the patents will withstand challenges to their validity.

         We also seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of our proprietary rights to the same extent as the laws of the United States.

Backlog
-------
         Our backlog as of September 30, 1999 was approximately $29.2 million compared to the backlog at September 30, 1998 of $15.8 million. We include in backlog only customer orders and certain purchase agreements with firmly scheduled deliveries within the subsequent 12 months. We expect to ship substantially our entire backlog by the end of fiscal 2000. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us. Backlog cancellations are negotiated with each customer in writing and generally form a part of the contract with the customer.

         Most of the orders from our largest customers allow the customer to cancel the order with a certain amount of required notice; and, from time to time, we have experienced cancellations of orders in backlog. This notice is negotiated with each customer and is generally related to the manufacturing cycle time of the product that the customer ordered, typically 60 to 90 days. If there is any work in process at the time of cancellation, the customer may be required to pay customary termination charges. If customers over-order to secure delivery dates and eventually cancel orders, the customer may be subject to price renegotiations as a result of the lower quantity of units taken.

Employees
---------
         As of September 30, 1999, we have 603 employees (compared to 549 last year), including 423 in manufacturing and operations; 107 in research, development and engineering; 22 in quality assurance; 23 in sales and marketing and 28 in administration. There are 212 employees located in San Jose, Costa Rica, 8 employees located in Bowling Green, Kentucky, 3 in Seoul, South Korea and 380 employees in Orlando, Florida. We believe our future performance will depend in large part on our ability to attract and retain highly skilled employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider employee relations to be good.

                         RISK FACTORS AND UNCERTAINTIES

         An investment in our Common Stock is extremely risky. You should carefully consider the following risk factors and other information in this Form 10-K before investing in our Common Stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose part or all of your investment.

         There are forward-looking statements in this report. Any statement relating to plans, intentions, expectations or other forward-looking expression is a forward-looking statement. We may make other forward-looking statements either orally or in writing in the future. A reader of this Form 10-K should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. We do not assume the obligation to update any forward-looking statement. The following "Risk Factors" are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

Risks related to our business
-----------------------------
Our operating results may fluctuate which could cause the trading price of our common stock to be volatile.

         Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors. Some of these factors include:

- Continuing demand for wireless communication services and CDMA and GSM technology.
-  Sales to customers in foreign countries.
-  Fluctuations in the value of foreign currency.
-  Sales to a limited number of customers.
-  Limited number of suppliers of key raw materials.
-  Risks associated with our Costa Rican operation.
-  Declining average selling prices of our products and lower gross margin.
-  Timely release and acceptance of new products, including RF filters.
-  Potential decline in manufacturing yields.
-  Timely completion of capacity expansion plan.
-  Termination of purchase orders by our customers with short notice.
-  Rapidly changing technology and evolving industry standards.
-  Competition from larger companies.
- Risks that we may not be able to protect our intellectual and proprietary rights.
-  Loss of key personnel.
-  Environmental and other government regulations.
-  Natural disasters, such as hurricanes, floods and earthquakes.
-  Potential Year 2000 problems.

Any decline in the growth of wireless communication and continued acceptance of CDMA would have an adverse impact on our operating results.

         Approximately 74% of our net sales for 1999 and 1998 were derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other force that causes a reduction in demand for wireless services would have a material adverse effect on our business, financial condition and results of operations.

         Sales of products for CDMA-based systems, including base stations and subscriber handset phones, accounted for approximately 56% of net sales in fiscal 1999 and 1998. CDMA technology is relatively new to the marketplace and there can be no assurance that governments and consumers in new regions of the world will adopt it. Our results will be adversely impacted if CDMA technology does not continue to gain acceptance in new regions of the world.

Risks associated with international sales could adversely affect our operating results.

         We have grown our revenue over the past several years partly from shipments to South Korean customers. In fiscal 1999, our revenue to South Korean customers was approximately $16.8 million, equal to 17% of total revenue, and in fiscal 1998 it was approximately $14 million, or 14% of revenue. However, revenue from South Korean customers does fluctuate greatly as experienced in the last quarter of fiscal year 1998 when revenue from South Korean customers declined to $1.1 million or approximately 5% of total revenue compared to $4.8 million or approximately 18% of total revenue in the immediately preceding quarter. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 18 months and may continue to face economic problems which would adversely impact our sales in this region.

         Some of our other major customers are relying on growth in international markets, including Asia and Latin America, for sales of their products. The demand for our products will be reduced if the economies in these regions continue to decline.

         Overall, our revenue from international sales account for approximately 41%, 37% and 43% of net sales for fiscal 1999, 1998 and 1997, respectively. The sale of products in foreign countries involves the following risks:

-  Currency exchange rate fluctuations and restrictions.
-  Import-export regulations.
-  Customs matters.
-  Ability to secure credit and funding.
-  Longer payment cycles.
-  Foreign collection problems.
-  Political and transportation risks.
-  Economic turmoil.

In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade transactions.

Our operating results could be adversely affected by fluctuations in the value of foreign currencies.

         Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries.

         Our international sales are generally denominated in U.S. dollars. However, we may be required in the future, due to competition, to denominate sales in the foreign currencies of certain countries or in the new Euro for some of our European customers. As a result, fluctuations in currency exchange rates may have a significant effect on our sales, even in the absence of an increase or decrease of unit sales to foreign customers. A strong U.S. dollar could have a material adverse effect on our ability to compete internationally. We also purchase a great deal of our key raw materials and equipment from foreign countries, primarily Japan. A weak U.S. dollar could make our purchases more expensive. We have not, to date, engaged in substantial hedging transactions for our foreign exchange risks. If any of our future international sales are denominated in foreign currencies, we may find it necessary to engage in rate hedging activities with respect to certain exchange rate risks. There can be no assurance that we will engage in such exchange rate hedging or that any such activities will successfully protect against such risks.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of one or two customers.

         A few large customers have accounted for a significant portion of our net sales. In fiscal 1999 and fiscal 1998, sales to our top 10 customers accounted for approximately 70% and 76% of net sales, respectively. Motorola, our largest customer, accounted for 23% of net sales in 1999 and 17% of net sales in 1998. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future. In addition, a substantial portion of our products are designed to address the needs of individual customers. Our future success depends largely upon the decisions of our current customers to continue to purchase our products, as well as the decisions of prospective customers to develop and market systems that incorporate our products.

Because we rely on a limited number of suppliers, our operating results would be adversely affected if a few suppliers are unable to meet our needs.

         We have a limited number of suppliers for certain critical raw materials, components, services and equipment. Recently, we have experienced difficulty in obtaining ceramic surface mount packages used in the production of bandpass filters. There are only a few ceramic package and wafer producers worldwide who have the expertise and capacity necessary to satisfy our require-ments. Most of these suppliers are based in Japan. A failure by us to anticipate demand for materials or of our suppliers to provide sufficient amounts of material could result in raw material shortages. If we are unable to satisfy our requirements for raw materials or to obtain and maintain appropriate equipment, our business, financial condition and results of operations would be materially adversely affected. There can be no assurance that we will be able to secure adequate supplies of materials, components, services or equipment.

A disruption in our Costa Rican operation could have an adverse impact on our operating results.

         During 1999, net sales from our Costa Rican operation accounted for approximately 46.9% of consolidated net sales, 39.5% of operating income and 36% of total net fixed assets. Operating a production facility in Costa Rica carries unknown risks of disruption including:

-  Government intervention
-  Wars
-  Currency fluctuation
-  Labor disputes
-  Earthquakes
-  Volcanic eruptions
-  Hurricanes
-  Floods
-  Other events

         Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

Declining selling prices for some of our key products could have an adverse impact on our operating results.

         Selling prices for base station filters for GSM applications have declined due to competitive pricing pressures and to the use of the newer surface mount package devices that are smaller and less expensive than previous generation filters. We believe that the conversion to lower priced, surface mount package filters will occur in the CDMA base station market. Sales of our products for CDMA base station applications were approximately 25% of total net sales in fiscal 1999 and 28% in 1998. We believe that our revenue from base station filters may be lower in fiscal 2000 compared to fiscal 1999. We believe that our sales of SAW filters for subscriber handsets in the CDMA market will increase in fiscal 2000 compared to fiscal 1999. However, we are uncertain whether or not the additional revenue from handset filters will offset the projected lower revenue from base station filters in fiscal 2000. Handset filters typically produce lower gross margins than the gross margins produced by base station filters. Prices for handset filters will continue to decline as they become smaller and as competitive pricing pressure increases.

If we fail to develop new products, our operating results in the future will be adversely affected.

         Future growth of our business is dependent on our ability to develop new or improved SAW devices on a timely basis. Our product development resources are limited, requiring us to allocate such resources among a limited number of product development projects. Failure by us to allocate our product development resources to products that meet market needs could have a material adverse effect on our future growth. The success of new products may also depend on timely completion of new product designs, quality of new products and market acceptance of these products.

         Recently, we announced our intent to offer an expanded line of SAW filters for the wireless market, including SAW RF filters. To date, we have completed some designs for these RF filters and we have begun to receive orders from some customers for these products. We have also begun to order and receive the materials and equipment necessary to enter this market. However, to date we have produced RF filters in limited volumes and have just begun to ship these filters to customers. There is no assurance that we will be successful in our efforts to introduce filters for the wireless telecommunications market.

If we experience a decline in our manufacturing yields, our operating results will be adversely affected.

         The manufacture of SAW devices involves complex processes that may experience reduced yields from time to time, the causes of which are often difficult to determine. Reduced yields have not been a significant factor in limiting production capacity in the past. However, a reduction in yields at any stage of the manufacturing process would have a material adverse effect on our ability to meet our quoted delivery times and cost of production, which would have an adverse impact on our operations and profitability.

If we are unable to achieve a timely ramp-up of our production capacity, we will not be able to grow our revenue as planned.

         We have initiated a capital expenditure program estimated at over $32 million for fiscal 2000 to increase our manufacturing output to enable us to grow our revenue. This plan includes new fab capacity in Orlando and new assembly capacity in Costa Rica, as well as expanding our building in Costa Rica. Any delay in ramping-up our capacity will have a material adverse impact on our ability to introduce new products and on our ability to grow revenue.

If one or more customers cancel or terminate purchase orders or delay deliveries with short notice, our operating results could be adversely affected.

         Purchase orders may be large and intended to satisfy customers' long-term needs and are subject to cancellation or modification with very short notice. Accordingly, our backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may adversely impact our operations. In addition, our expense levels are based in part on our expectations of future product sales and therefore are relatively fixed in the short term. Operating results would be materially adversely affected if net sales were below expectations.

New competitive products or technologies may be developed which could reduce demand for our products.

         Our business would be adversely affected if technology supported by our products becomes obsolete or fails to gain widespread commercial acceptance. Accordingly, we believe that continued significant expenditures for research and development will be required. In the past, we have depended on customer funded non-recurring engineering charges for a portion of our product development expenditures. There can be no assurance that such customer funding will continue in the future, which may require us either to reduce the scope of our product development or to allocate increased internal resources for such purposes. Our future financial condition and operating results could be materially adversely affected if we are unable to design, develop and introduce new products on a timely basis. Competing technologies, including digital filtering technology, direct conversion or other such technologies, could develop which could replace or reduce the use of SAW filters for certain applications. Any development of a cost effective, new technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

We expect competition to increase which could result in lower selling prices and lower revenue which would have an adverse affect on our operating results.

         Competition in the markets for our products is intense. We compete against large international companies that have substantially greater financial, technical, sales, marketing, distribution and other resources. In addition, we may face competition from companies that currently manufacture SAW devices for their own internal requirements, as well as from a number of our customers that have the potential to develop an internal supply capability for SAW devices. We expect competition to increase from both established and emerging competitors, as well as from internal capabilities developed by certain customers. We also believe that a significant source of competition may come from alternative technological approaches. Our ability to compete effectively in our target markets depends on a variety of factors both within and outside of our control, including timing and success of new product introductions, availability of manufacturing capacity, the rate at which customers incorporate our components into their products, our ability to respond to price decreases, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that we will be able to compete successfully in the future.

If we are not able to protect our intellectual property or if we infringe on the intellectual property of others, our business and our operating results could be adversely affected.

         We rely on a combination of patents, copyrights and trade secrets to establish and protect our proprietary rights. There can be no assurance that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted will provide proprietary protection. Litigation may be necessary to enforce our patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition regardless of the final outcome of the litigation. We are not currently engaged in any patent infringement suits nor have we been threatened with any such suits in recent years. Despite our efforts to maintain and safeguard our proprietary rights, there can be no assurances that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing such patents, we would incur substantial litigation expenses. In addition, if we were found to infringe, we would be required to pay substantial damages, pay royalties in the future or be enjoined from infringing on such patents in the future.

A failure to attract and retain qualified individuals for critical positions could have an adverse impact on our business, financial condition and results of operations.

         Our success, in part, depends on the performance of a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our business. Our success will also depend, in part, on our ability to attract and retain qualified professional, technical, production, managerial and marketing personnel. Competition for such personnel in our industry is very intense. While we have not yet experienced significant problems in recruiting or retaining qualified personnel, we cannot be certain that such problems will not arise in the future.

We could be subject to fines, suspension of production or cessation of operations if we fail to comply with the many laws and government regulations applicable to our business.

         We are subject to a variety of federal, state and local laws, rules and regulations relating to the discharge and disposal of toxic, volatile and other hazardous chemicals used in our manufacturing processes and to export controls. The failure to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Such regulations could require us to acquire significant equipment or to incur substantial expense in order to comply with such regulations. Any past or future failure to control the use of or the discharge of toxic hazardous substances or to comply with export regulations could subject us to future liabilities and could have a material adverse effect on our business, results of operations and financial condition.

         In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. Any such delays may have a material adverse effect on the sale of products to these customers.

Our manufacturing facilities are located in areas prone to natural disasters.

         We could suffer disruptions due to natural disasters which could have an adverse affect on our operations. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern part of the United States and in Costa Rica. Our main facility is located in Orlando, Florida which is an area prone to hurricanes, tornadoes, flooding and other natural disasters. Our Costa Rica facility is also prone to these disasters as well as mudslides, earthquakes and volcanic eruptions. Any disruptions from these or other events would have a material impact on our operations and financial results.

Year 2000 problems could have an adverse affect on our operations.

         We are subject to potential Year 2000 problems affecting our internal systems, the systems of our suppliers and our customers. If any of these are not corrected for Year 2000 problems, our operations could be materially impacted. We have begun a complete examination of these systems and a detailed report on our progress to date is included in Item 7 in this Form 10-K.

There are many factors that could cause the trading price of our stock to decline.

Our stock price has been volatile.

         There has been significant volatility in the market price of our common stock, as well as in the market price of securities of technology-based companies and the U.S. stock market overall. Some of the factors that could affect our stock price include:

- Variations in our operating results or the operating results of our customers or competitors.
-  Announcements of new products by us or by our competitors.
-  Gain or loss of significant contracts.
-  Announcements of technological innovations.
-  Acquisitions by us or our competitors.
-  Changes in analysts' estimates of our financial performance.
-  Government regulatory action.
-  Developments or disputes regarding proprietary rights.
-  General trends in the industry.
-  Economic or stock market conditions.

         Additionally, in the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

Developments in the wireless communications market could harm the market price of our stock.

         Adverse developments or announcements relating to the wireless communications market involving one or more of our large customers, competitors or other companies involved in the sale of products for wireless communication could have an adverse effect on the market price of our stock even though the actual impact of such developments could be immaterial to our results of operations and financial condition.

Certain anti-takeover provisions could make it more difficult for others to acquire us.

         Certain anti-takeover provisions of the Florida Business Corporation Act could have the effect of making it more difficult for a third party to acquire us or of discouraging a third party from attempting to acquire us. These anti-takeover measures could result in a lower value to be received by our shareholders if our acquisition was not approved by our Board of Directors. Such provisions could limit or depress the price that certain investors might be willing to pay in the future for shares of our stock. We are also authorized to issue preferred stock, with rights senior to our common stock, without the necessity of shareholder approval. We have no present plans to issue shares of preferred stock. However, issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

ITEM 2.  PROPERTIES

         Our principal administrative, engineering and manufacturing facilities are located in one owned building of approximately 93,000 square feet and one leased building of approximately 1,365 square feet, both located in Orlando, Florida. We also own a production facility located in San Jose, Costa Rica of approximately 32,000 square feet. We are in the process of adding approximately 27,000 square feet to this facility over the next 10 months. We also have a 7,600 square foot leased facility in Bowling Green, Kentucky used for our chemical sensor development operation, and we also lease a small sales office in Seoul, South Korea. We believe our facilities, along with the planned expansion, are adequate to meet our current needs and that suitable additional or alternative space will be available, as needed, on commercially reasonable terms. Our Orlando facility is encumbered by an Industrial Development Revenue Bond maturing in 2010.

         Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on capital expenditures, earnings or our competitive position.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material legal proceedings either by or against us during fiscal 1999 or ongoing as of the date of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

         The Securities and Exchange Commission recently amended Rule 14a-4, which governs our use of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-14(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the company's management acting as proxies would be permitted to use their discretionary authority at the company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of our 2000 Annual Meeting of Shareholders, this deadline is October 29, 1999.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         Our shares are quoted on the NASDAQ National Market under the symbol "SAWS." The following table sets forth the high and low sales price per share of our common stock as reported by the NASDAQ National Market for the periods indicated (all prices are adjusted for the two-for-one stock split in August
1999):

                                                       High           Low
                                                       ----           ---
Fiscal Year Ended September 30, 1998
1st Quarter                                           $23.38         $10.50
2nd Quarter                                            15.50          10.47
3rd Quarter                                            16.25           6.19
4th Quarter                                             9.63           5.13
Fiscal Year Ended September 30, 1999
1st Quarter                                           $11.94          $5.91
2nd Quarter                                            17.59           8.75
3rd Quarter                                            23.63          15.25
4th Quarter                                            40.75          22.31

         The last reported sale price of our common stock on the NASDAQ National Market on September 30, 1999 was $35.00 per share.

         As of October 29, 1999, there were 42,250,489 shares of common stock outstanding (net of 417,705 shares held in treasury stock) held by approximately 120 shareholders of record. Many shareholders hold their shares in "street name." We believe we have more than 4,000 beneficial owners of our common stock.

         Historically, we have not paid dividends on our common stock. Because we believe we may require additional capital in the future, we intend to retain our earnings and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following is a summary of selected financial data as of and for each of the five years ended September 30, 1999. The historical consolidated financial data has been derived from the historical financial statements, which financial statements have been audited by Ernst & Young LLP, independent auditors, as indicated in their report. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements appearing elsewhere in this document.

Consolidated Statements of Income Data:

                                                             Year Ended September 30,
                                           -------------------------------------------------------------
                                           1999          1998          1997         1996(1)         1995
                                           ----          ----          ----         -------         ----
                                                       (in thousands, except per share data)

Net sales                               $100,276       $97,700        $85,041       $59,173       $32,473
Cost of sales                             42,224        44,811         38,569        28,338        14,148
                                        --------       -------        -------       -------       -------
Gross profit                              58,052        52,889         46,472        30,835        18,325
Operating expenses:
 Selling expenses                          5,637         6,008          5,384         4,024         3,139
 Gen. and Adm. expenses(1)                 4,319         4,693          5,842        18,852         4,244
 R&D expenses                              5,627         4,285          3,756         1,954         1,669
                                        --------       -------        -------       -------       -------
   Total operating expenses               15,583        14,986         14,982        24,830         9,052
                                        --------       -------        -------       -------       -------
Operating income                          42,469        37,903         31,490         6,005         9,273
Other income (expense), net                4,737         3,542          1,785           343          (144)
                                        --------       -------        -------       -------       -------
Income before income taxes                47,206        41,445         33,275         6,348         9,129
Income taxes                              16,522        15,240         12,556         6,568         3,405
                                        --------       -------        -------       -------       -------
Net income (loss)                       $ 30,684       $26,205        $20,719       $  (220)      $ 5,724
                                        ========       =======        =======       =======       =======

Net income (loss) per share:
   Basic(2)                             $   0.73       $  0.62        $  0.50       $ (0.01)      $  0.21
                                        ========       =======        =======       =======       =======
   Diluted(2)                           $   0.72       $  0.60        $  0.49       $ (0.01)      $  0.16
                                        ========       =======        =======       =======       =======
Shares used in per share calculations:
   Basic                                  41,946        42,360         41,092        34,734        27,816
                                        ========       =======        =======       =======       =======
   Diluted                                42,815        43,356         42,668        40,486        36,542
                                        ========       =======        =======       =======       =======

(1) General and administrative expenses for 1996 include $12,925,000 of ESOP compensation expense.

(2) Computed on the basis described in Notes to Consolidated Financial State-ments.


                                                                   September 30,
                                       --------------------------------------------------------------------
                                       1999              1998           1997           1996            1995
                                       ----              ----           ----           ----            ----
                                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 short-term investments                $115,274        $ 84,131       $ 58,073        $27,743        $  2,821
Working capital                         135,200          99,038         68,658         36,307           7,490
Total assets                            191,579         148,710        120,506         75,524          23,802
Long-term debt, less
 current maturities                       1,790           2,169          2,868          3,907           6,916
Total shareholders' equity             $158,399        $123,877       $ 98,218        $62,086        $(20,265)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the fiscal year ending on that date.

Overview
--------
         We were incorporated in January 1979 to design, develop, manufacture and market a broad range of electronic components based on SAW technology for use in telecommunications, data communications, video transmission, military and space systems and other applications. Our focus has been on the high-end performance spectrum of the market, and our primary products are SAW bandpass filters, resonators, delay lines, oscillators, SAW-based subsystems and chemical sensors. Our products were initially concentrated in the military and space systems market, with over half of net sales in 1992 attributable to this market segment. Since then, we made a strategic decision to target commercial markets, which accounted for approximately 94% of net sales in 1999 and 92% of net sales in 1998. We have witnessed significant growth in our international markets over the last five years. International sales accounted for 41% of net sales in 1999.

         We derive revenue from high-volume commercial production components, military/industrial production components and engineering services and products. Non-recurring engineering revenue is included in engineering services and products and relates to the design and development of custom devices and delivery of one or more prototype units. In all cases, revenue is recognized when the parts or services have been completed and units, including prototypes, have been shipped.

         Net sales increased 14.9% from 1997 to 1998, and 2.6% from 1998 to 1999. The growth in net sales is attributable to growth in the wireless communications market to which we supply SAW bandpass filters for cellular and PCS telephone base stations and handheld subscriber telephones. We have a broad product line of SAW filters, components, and subsystems with average selling prices ranging from under $1 for RF filters to over $10,000 for complex sub-systems.

         For 1999, net sales to our top 10 customers accounted for approximately 70% of net sales, compared to 76% in 1998, with the top five customers accounting for approximately 55% of net sales in 1999, compared to 61% in 1998. We expect that sales of products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future.

Results of Operations
---------------------
         The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of income to net sales:

                                                       Percentage of Net Sales
                                                       Year Ended September 30,
                                              ----------------------------------------
                                              1999              1998              1997
                                              ----              ----              ----
Net sales                                     100.0%           100.0%            100.0%
Cost of sales                                  42.1             45.9              45.4
                                              -----            -----             -----
Gross margin                                   57.9             54.1              54.6
Operating expenses:
 Selling expenses                               5.6              6.1               6.3
 Gen. & Adm. expenses                           4.3              4.8               6.8
 R&D expenses                                   5.6              4.4               4.4
                                              -----            -----             -----
   Total operating expenses                    15.5             15.3              17.5
                                              -----            -----             -----
Operating income                               42.4             38.8              37.1
Other income-net                                4.7              3.6               2.1
                                              -----            -----             -----
Income before income taxes                     47.1             42.4              39.2
Income taxes                                   16.5             15.6              14.8
                                              -----            -----             -----
Net income                                     30.6%            26.8%             24.4%
                                              =====            =====             =====

Comparison of Years Ended September 30, 1998 and 1999
-----------------------------------------------------
         Net Sales. Net sales increased 2.6% from $97.7 million in 1998 to $100.3 million in 1999. The increase was due to an increase in shipments of bandpass filters for CDMA handsets, which increased from 28% of net sales in 1998 to 31% of net sales in 1999. Sales of filters for base station applications decreased 3% from 1998 due to lower average selling prices. Sales for military and space applications also declined from 9% of sales in 1998 to 6% of sales in 1999. International sales increased from 37% of net sales in 1998 to 41% of net sales in 1999 due to the recovery of the South Korean market, which accounted for 17% of net sales in 1999 compared to 14% of net sales in 1998. Sales to all other international markets also increased slightly in 1999 compared to 1998.

         Gross Margin. The gross margin increased from 54.1% of net sales in 1998 to 57.9% of net sales in 1999. The increase is attributed to higher yields, reduced prices for certain raw materials, a lower labor base for much of 1999 compared to 1998 and a shift of more production to our low-cost, high-volume Costa Rican operation. Our Costa Rican operation accounted for 37.5% of net sales in 1998 compared to 46.9% of net sales in 1999. We believe that we will produce a significantly higher volume of parts in FY2000 compared to 1999; however, these newer parts will likely have substantially lower average selling prices compared to products sold in 1999. As a result, we believe that while revenue may increase in 2000, our gross margin will decline as a percent of net sales because the newer parts are subject to more competitive pricing and the cost to manufacture will be higher as a percent of revenue compared to products sold in 1999.

         Selling Expenses. Selling expenses decreased in absolute dollars and as a percentage of net sales from 1998 to 1999. The decrease is due to reduced corporate sales expense and reduced commissions paid to independent sales representatives due in part to our opening of a Korean sales office which reduced the cost of selling into the Korean market.

         General and Administrative Expenses. General and administrative expenses decreased in absolute dollars and as a percentage of net sales from 1998 to 1999. The decrease is due to reduced corporate administrative staff in 1999 compared to 1998. In addition, the general and administrative costs for 1998 included various costs associated with the acquisition of Microsensor Systems, Inc. and costs to transfer certain of its operations to Orlando.

         Research and Development Expenses. Research and development expenses increased 31.3% from $4.3 million in 1998 to $5.6 million in 1999. The increase is due to more R&D programs undertaken, including costs associated with developing VaporLab, which is a handheld SAW-based chemical detector, costs associated with developing SAW-based RF filters and other programs.

         Other Income. Other income increased $1.2 million from 1998 to 1999 due to increased interest income on our cash and investment portfolio, which increased from $84 million in 1998 to $115 million in 1999.

         Income Tax Expense. The provision for income tax as a percentage of income before tax was 36.8% in 1998 compared to 35% in 1999. The slightly lower effective rate for 1999 compared to 1998 relates to increased tax exempt interest earned, the benefit from our foreign sales corporation, increased R&D tax credit due to increased R&D expenditures and a lower effective rate for state income taxes. We believe that our effective tax rate will be between 34% and 35% for 2000.

Comparison of Years Ended September 30, 1997 and 1998
-----------------------------------------------------
         Net Sales. Net sales increased 14.9% from $85.0 million in 1997 to $97.7 million in 1998. The increase was due to an increase in shipments of CDMA subscriber handset filters which grew from 16% of net sales in 1997 to 28% of net sales in 1998. Sales of GSM base station filters declined from $16.1 million in 1997 to $14.8 million in 1998 due to the conversion to smaller, lower cost, surface mount package filters in 1998 compared to larger, higher average price, dual-in-line package filters sold in 1997. Sales of CDMA base station filters were essentially unchanged from the previous year. International sales decreased from 43% of total sales in 1997 to 37% of total sales in 1998 due to the economic recession in Asia and reduced revenue from GSM base station filters to European customers. Sales to South Korean customers decreased from 16% of total revenue in 1997 to 14% of total revenue in 1998. Sales to South Korean customers dropped in the fourth quarter of 1998 to approximately 5% of total sales due to the economic turmoil experienced in that country and the decline in consumer and industrial spending. Sales for military and space systems decreased from $9.8 million in 1997 to $8.8 million in 1998.

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

         General and Administrative Expenses. General and administrative expenses decreased 19.7% from $5.8 million in 1997 to $4.7 million in 1998 due to reduced corporate administrative staff in 1998 compared to 1997, lower bonus payments and no grants of compensatory stock options in 1998 compared to 1997.

         Research and Development Expenses. General and administrative expenses increased 14.1% from $3.8 million in 1997 to $4.3 million in 1998 due to additional personnel and expanded research and development efforts, particularly for the development of SAW-based chemical sensors. A significant portion of our development activities are conducted in connection with the design and development of devices for specific customer applications, which are paid for by these customers and are classified as NRE items. The revenue generated from these items is included in net sales and the cost is reflected in cost of sales rather than in research and development expenses.

         Other Income. Other income increased in 1998 due to interest earned on the higher cash and investment balances in 1998 compared to 1997 and lower interest expense.

         Income Tax Expense. The provision for income taxes as a percentage of income before tax was 36.8% in 1998 compared to 37.7% in 1997. The slightly lower effective tax rate for 1998 relates to increased interest earned on tax-exempt securities, benefit from our foreign sales corporation and a lower effective rate for state income taxes.

Liquidity and Capital Resources
-------------------------------
         To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operation in Costa Rica and Orlando and potential acquisitions of new technologies or compatible companies. For the year ended September 30, 1999, we generated net cash from operating activities of $42.4 million, consisting primarily of net income of $30.7 million, $7.2 million of depreciation and amortization and an increase of $6.4 million in deferred taxes, offset by a $7.1 million increase in accounts receivable.

         We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2000. There were no balances outstanding on this credit line at September 30, 1999.

         We made capital expenditures of approximately $11.4 million during the year ended September 30, 1999. We intend to spend approximately $32 million over the next 12 months on capital equipment and facilities to increase capacity.

         In the fourth quarter of fiscal 1998, the Board of Directors authorized us to repurchase up to 2,000,000 shares of common stock. To date, 1,129,810 shares have been repurchased under this program, of which 358,810 shares costing approximately $2.9 million were purchased in the year ended September 30, 1999. We expect to continue to repurchase shares of common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

         We believe that our present cash position, together with our credit facility and funds expected to be generated from operations, will be sufficient to meet our projected working capital and other cash requirements throughout the next 12 months. Thereafter, we may require additional equity or debt financing to address our working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that it will be available on acceptable terms, if at all.

Foreign Operations, Export Sales and Foreign Currency
-----------------------------------------------------
         We established a subsidiary in Costa Rica in 1996, began operations in the second quarter and commenced shipments in the third quarter of 1996. As of September 30, 1999, we had a net investment in fixed assets of approximately $16.7 million in this operation and recorded net sales of approximately $47.1 million with an operating profit of approximately $16.8 million for 1999. The functional currency for the Costa Rican subsidiary is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

         In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. For 1999, the cost to operate this subsidiary was less than $10,000, and it has less than $10,000 in identifiable assets.

         In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary in 1999 was less than $200,000.

         International sales are denominated in U.S. dollars and represented 41%, 37% and 43% of net sales for the years ended September 30, 1999, 1998 and 1997, respectively. Sales to the European market accounted for 18%, 18% and 22% for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea were 18%, 16% and 17%, respectively for these same periods. See Notes 11 and 12 to the Consolidated Financial Statements.

         Over the past year, the valuations of many foreign currencies have fluctuated relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic events experienced by these countries over the past year. A stronger U.S. dollar makes it more difficult for companies in these countries to purchase U.S. products and makes it more difficult for us to compete against SAW producers based in these countries. A weaker U.S. dollar may make it more expensive for us to buy certain raw materials and equipment from Japanese suppliers.

         The new common European currency, the Euro, made its debut in January 1999. Approximately 20% of our sales are to European customers. To date, none of our customers or suppliers has requested us to transact business in the Euro. At this time, the impact of this new currency is not determinable.

Recently Issued Accounting Standards
------------------------------------
         Please see Note 1 to the Consolidated Financial Statements for a discussion of new pronouncements.

Impact of Inflation
-------------------
         We believe that inflation has not had a material impact on operating costs and earnings.

Year 2000 Compliance
--------------------
         The Year 2000 issue relates to the method used by computer systems and software for recognizing the two-digit year code as the year 1900, instead of 2000. Computer hardware and software describes traditional information technology systems such as enterprise resource planning systems, accounting systems, fax servers, print servers, desktop computers and applications, telephone/PBX systems, as well as other systems such as manufacturing equipment, facilities equipment and security systems and imbedded hardware. Some of our computer hardware and software may recognize a year represented by "00" as 1900, instead of 2000. This could result in unexpected behavior in the affected hardware or software. These systems will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems that do not accept four-digit year entries will need to be upgraded or replaced to comply with such Year 2000 requirements.

Our State of Readiness - Year 2000
----------------------------------
         Our Year 2000 inventory, assessment, remediation and testing began in January 1998. We believe that we have substantially completed the tasks for a successful Year 2000 transition.

         To certify Year 2000 compliance, we employed two methods. Vendor certification was the primary method utilized. In order for a system to be considered compliant from vendor certification, we required a written statement from the vendor, as well as a description of the testing methods used. If this information was not available or was not otherwise considered adequate, we performed internal tests. These tests include the use of a certified hardware test program, the examination of the software source code by our Software Engineering Department or Information Systems Department and advancing the date past January 1, 2000.

         We also surveyed key suppliers. As of October 29, 1999, 100% of those surveyed have responded. Of those surveyed, all except one are already compliant. The sole remaining key supplier expects to be compliant by December 31, 1999. No suppliers responded that they would fail to be Year 2000 compliant.

         We have determined, through surveys of our key customers, that all of them either have achieved full Year 2000 compliance or will be compliant by December 31, 1999.

Costs to Address the Year 2000 Issues
-------------------------------------
         The bulk of our costs to address Year 2000 issues are internal staff time estimated at less than $200,000 and the cost to upgrade our main MRP software which is certified as Year 2000 compliant. The cost of this upgrade, which was purchased in fiscal 1998, was $48,000. The cost to complete the Year 2000 compliance was funded out of fiscal 1998 and 1999 operating cash flow.

The Risks of the Year 2000 Issues
---------------------------------
         Our products generally are not date sensitive and, therefore, are not subject to Year 2000 defects or problems. We believe that our primary manufacturing, engineering, financial and administrative systems are Year 2000 compliant. We believe that the greatest potential risk from Year 2000 issues relates to the possibility that a major supplier or customer whose systems are not Year 2000 compliant may be unable to meet delivery requirements for an important raw material or piece of equipment or may not be able to accept shipment of our products until they correct their Year 2000 problem.

         We believe that the Year 2000 issue will not pose significant operational problems. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected in a timely fashion, there can be no assurance that the Year 2000 issue will not materially adversely impact our results of operations or adversely affect relationships with customers, vendors or other relevant parties. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on our systems or results of operations.

Our Contingency Plans - Year 2000
---------------------------------
         We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that could reasonably occur from any failure by us or third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has been developed for dealing with the most likely, worst-case scenario. This worst-case scenario includes difficulties in customer billing, order processing, disruptions in our receipt of raw material, loss of power and equipment malfunction. If this worst-case scenario occurred it would harm our business. Depending on the systems affected, these plans could include increased work hours for our personnel or the use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems which may arise and use of manual workarounds for information systems. We are continuing to modify this plan and expect to have a completed plan by November 30, 1999. However, because of our large power requirements, it is not practical to establish emergency power systems should our electrical suppliers encounter disruption in service.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to minimal market and interest rate risk. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations since we sell our products internationally and we purchase raw materials and equipment from foreign suppliers. We are also exposed to currency fluctuations associated with our Costa Rican operation. We manage the sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operation by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At September 30, 1999, we are committed to purchase 4,835,200 Dutch guilders (approximately $2.4 million) under forward foreign currency contracts for the purchase of equipment.

         We are exposed to minimal interest rate risk on debt instruments as our outstanding debt is less than $3 million, and we do not plan to use additional debt-based financing to fund capital expenditures over the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements, which appears on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Index to Consolidated Financial Statements
------------------------------------------
Report of Ernst & Young LLP, Independent Auditors...........................F-2
Consolidated Balance Sheets.................................................F-3
Consolidated Statements of Income ..........................................F-4
Consolidated Statements of Shareholders' Equity.............................F-5
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..................................F-7

Financial Statement Schedules
-----------------------------
         All required information is included in the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Sawtek Inc. and subsidiaries


         We have audited the accompanying consolidated balance sheets of Sawtek Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sawtek Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP



Orlando, Florida
October 22, 1999



                                         Sawtek Inc. and Subsidiaries
                                          Consolidated Balance Sheets
                                   (dollars in thousands, except share data)
                                                    ASSETS
                                                                                             September 30,
                                                                                         --------------------
                                                                                         1999            1998
                                                                                         ----            ----
Current Assets:
 Cash, cash equivalents and short-term investments                                     $115,274        $ 84,131
 Accounts receivable, net                                                                18,641          11,569
 Inventories                                                                              8,052           8,453
 Deferred income taxes                                                                    1,063           1,179
 Other current assets                                                                     2,107           1,184
                                                                                       --------        --------
   Total current assets                                                                 145,137         106,516
Property, plant and equipment, net                                                       46,442          42,194
                                                                                       --------        --------
   Total assets                                                                        $191,579        $148,710
                                                                                       ========        ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                      $  4,055        $  1,830
 Accrued wages and benefits                                                               3,638           3,198
 Other accrued liabilities                                                                1,674           1,912
 Current maturities of long-term debt                                                       379             469
 Income taxes payable                                                                       191              69
                                                                                       --------        --------
     Total current liabilities                                                            9,937           7,478
Long-term debt, less current maturities                                                   1,790           2,169
Deferred income taxes                                                                    21,453          15,186
Shareholders' Equity:
 Common stock; $.0005 par value; 120,000,000 authorized shares; 42,668,194
   issued and outstanding shares                                                             11              11
 Capital surplus                                                                         74,765          72,816
 Unearned ESOP compensation                                                                (781)           (975)
 Retained earnings                                                                       87,330          56,646
 Less common stock held in treasury, at cost; 437,705 shares in 1999 and 771,000
   shares in 1998                                                                        (2,926)         (4,621)
                                                                                       --------        --------
     Total shareholders' equity                                                         158,399         123,877
                                                                                       --------        --------
     Total liabilities and shareholders' equity                                        $191,579        $148,710
                                                                                       ========        ========


                                  See notes to consolidated financial statements.



                                         Sawtek Inc. and Subsidiaries
                                       Consolidated Statements of Income
                                     (in thousands, except per share data)

                                                            Year Ended September 30,
                                                    -------------------------------------
                                                    1999             1998            1997
                                                    ----             ----            ----
Net sales                                         $100,276         $97,700          $85,041
Cost of sales                                       42,224          44,811           38,569
                                                  --------         -------          -------
Gross profit                                        58,052          52,889           46,472
Operating expenses:
 Selling expenses                                    5,637           6,008            5,384
 General and administrative expenses                 4,319           4,693            5,842
 Research and development expenses                   5,627           4,285            3,756
                                                  --------         -------          -------
     Total operating expenses                       15,583          14,986           14,982
                                                  --------         -------          -------
Operating income                                    42,469          37,903           31,490
Other income, net                                    4,737           3,542            1,785
                                                  --------         -------          -------
Income before income taxes                          47,206          41,445           33,275
Income taxes                                        16,522          15,240           12,556
                                                  --------         -------          -------
Net income                                        $ 30,684         $26,205          $20,719
                                                  ========         =======          =======
Net income per share:
  Basic                                           $   0.73         $  0.62          $  0.50
                                                  ========         =======          =======
  Diluted                                         $   0.72         $  0.60          $  0.49
                                                  ========         =======          =======
Shares used in per share calculation:
  Basic                                             41,946          42,360           41,092
                                                  ========         =======          =======
  Diluted                                           42,815          43,356           42,668
                                                  ========         =======          =======


                                  See notes to consolidated financial statements.



                                         Sawtek Inc. and Subsidiaries
                                Consolidated Statements of Shareholders' Equity
                                                (in thousands)

                                                                       Unearned
                                  Common Stock         Capital           ESOP          Retained      Treasury
                              Shares       Amount      Surplus       Compensation      Earnings       Stock         Total
                              ------       ------      -------       ------------      --------       -----         -----
Balance at Oct. 1, 1996       40,048        $11        $53,057         $(1,367)         $10,393                    $62,094
 Net income                                                                              20,719                     20,719
 Sale and issuance of
   common stock                1,816                    10,627                                                      10,627
 Compensatory stock
   option tax benefit                                    4,700                                                       4,700
 Stock option
   compensation                                            553                                                         553
 ESOP allocation                                                           196                                         196
 Net loss of MSI for the
   three months ended
   Sept. 30, 1997                                                                          (671)                      (671)
                              ------        ---        -------         -------          -------                   --------
Balance at Sept. 30, 1997     41,864         11         68,937          (1,171)          30,441                     98,218
 Net income                                                                              26,205                     26,205
 Issuance of common stock        804                     1,171                                                       1,171
 Compensatory stock
    option tax benefit                                   2,708                                                       2,708
 Purchase of treasury
    stock                                                                                            $(4,621)       (4,621)
 ESOP allocation                                                           196                                         196
                              ------        ---        -------         -------          -------      -------      --------
Balance at Sept. 30, 1998     42,668         11         72,816            (975)          56,646       (4,621)      123,877
 Net income                                                                              30,684                     30,684
 Issuance of common stock                               (1,054)                                        4,627         3,573
 Compensatory stock
    option tax benefit                                   3,003                                                       3,003
 Purchase of treasury
    stock                                                                                             (2,932)       (2,932)
 ESOP allocation                                                           194                                         194
                              ------        ---        -------         -------          -------      -------      --------
Balance at Sept. 30, 1999     42,668        $11        $74,765         $  (781)         $87,330      $(2,926)     $158,399
                              ======        ===        =======         =======          =======      =======      ========



                                 See notes to consolidated financial statements.



                                         Sawtek Inc. and Subsidiaries
                                     Consolidated Statements of Cash Flows
                                                (in thousands)

                                                                                   Year Ended September 30,
                                                                             ------------------------------------
                                                                             1999             1998           1997
                                                                             ----             ----           ----
Operating activities:
Net income                                                                 $ 30,684         $26,205        $20,719
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                7,244           6,036          3,995
 Deferred income taxes                                                        6,383           6,670          7,646
 ESOP allocation                                                                194             196            196
 Stock option compensation                                                                                     553
 Loss on disposal of fixed assets                                                               616             87
 Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                                                        (7,072)            758         (3,656)
  Inventories                                                                   401          (1,333)          (464)
  Other current assets                                                         (649)           (404)          (155)
  Increase (decrease) in liabilities:
  Accounts payable                                                            2,225          (1,057)           764
  Accrued liabilities                                                           202            (953)         1,701
  Income taxes payable                                                        2,787           2,709          3,923
                                                                           --------         -------        -------
Net cash provided by operating activities                                    42,399          39,443         35,309

Investing activities:
Purchase of property, plant and equipment                                   (11,428)         (7,915)       (14,624)
Short-term investments                                                      (22,635)        (26,235)       (15,764)
                                                                           --------         -------        -------
Net cash used in investing activities                                       (34,063)        (34,150)       (30,388)

Financing activities:
Proceeds from long-term debt                                                                    146            309
Principal payments on long-term debt                                           (469)         (2,166)        (1,279)
Issuance of common stock                                                      3,573           1,171         10,627
Purchase of common stock for treasury                                        (2,932)         (4,621)
                                                                           --------         -------        -------
Net cash provided by (used in) financing activities                             172          (5,470)         9,657
                                                                           --------         -------        -------

Increase (decrease) in cash and cash equivalents                              8,508            (177)        14,578
Cash and cash equivalents at beginning of period                             42,132          42,309         27,731
                                                                           --------         -------        -------
Cash and cash equivalents at end of period                                   50,640          42,132         42,309
Short-term investments                                                       64,634          41,999         15,764
                                                                           --------         -------        -------
Cash, cash equivalents and short-term investments                          $115,274         $84,131        $58,073
                                                                           ========         =======        =======




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

         Basis of Presentation. The consolidated financial statements include the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on September 30 of each year, but its fiscal quarters generally end on the Sunday nearest the close of a quarter. For convenience, the accompanying financial statements reflect the end of the fiscal quarter as the last day of that calendar quarter.

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

         Accounts Receivable. Potential credit losses are recognized as they are identified and are reported as an increase to selling expenses. See Note 11 for a discussion of concentration of risk.

         Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, direct labor and manufacturing overhead. Market is defined principally as net realizable value.

         Property, Plant and Equipment. Property, plant and equipment are valued at cost (less accumulated depreciation) computed using the straight-line method.

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

         Earnings Per Share. The Company follows Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share to calculate basic and diluted earnings per share. All earnings per share amounts have been adjusted for the two-for-one stock split in August 1999.

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

         Impairment of Long Lived Assets. In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

         Comprehensive Income. Effective October 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. There is no difference between net income and comprehensive income for any of the periods presented.

         Impact of Recently Issued Accounting Standard. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective October 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

         Reclassifications. Certain amounts in prior years have been reclassified to conform to current year presentation.

Note 2 - Acquisition of MSI
---------------------------
         On February 25, 1998, the Company acquired all of the outstanding shares of MSI, a manufacturer of chemical sensors, in exchange for 339,622 shares of the Company's Common Stock plus assumption of approximately $900,000 of debt. The business combination was recorded as a pooling-of-interests. Prior to the combination, MSI's fiscal year ended on June 30 of each year. In recording the business combination, MSI's financial statements for the year ended June 30, 1997 were combined with Sawtek's for the year ended September 30, 1997. MSI's unaudited net sales and net loss for the three-month period ended September 30, 1997 were approximately $423,000 and ($671,000), respectively. In accordance with APB 16, MSI's results of operations and cash flows for the three-month period ended September 30, 1997 have been added to the retained earnings and cash flows of the Company and excluded from reported fiscal 1998 results of operations and cash flows. MSI's revenue and net loss for the period from October 1, 1997 through the date of acquisition were approximately $792,000 and ($438,000), respectively.

Note 3 - Cash, Cash Equivalents and Short-Term Investments
----------------------------------------------------------
         Cash, cash equivalents and short-term investments consist of the following:

                                                                            September 30,
                                                                      -----------------------
                                                                      1999               1998
                                                                      ----               ----
                                                                           (in thousands)
Cash and equivalents:
Cash and overnight investments                                      $  9,943            $ 2,390
Commercial paper, banker's acceptances and money market
   preferreds under 90 days                                           40,697             39,742
                                                                    --------            -------
Cash and equivalents                                                  50,640             42,132
Short-term investments:
Banker's acceptances and money market preferreds over 90 days         18,618              8,761
Municipal securities                                                   3,011              7,775
Certificates of deposit                                               12,005             11,401
Government agency securities                                          31,000             14,062
                                                                    --------            -------
Short-term investments                                                64,634             41,999
                                                                    --------            -------
Cash, cash equivalents and short-term investments                   $115,274            $84,131
                                                                    ========            =======

Note 4 - Allowance for Doubtful Accounts and Sales Returns
----------------------------------------------------------
         The allowance for doubtful accounts and sales returns is as follows:

                                                                          September 30,
                                                              -----------------------------------
                                                              1999            1998           1997
                                                              ----            ----           ----
                                                                         (in thousands)

Balance, beginning of period                                 $1,399          $  684          $654
Provision for doubtful accounts and sales returns               174           1,396           821
Sales returns and uncollectible accounts written off           (438)           (681)         (791)
                                                             ------          ------          ----
Balance, end of period                                       $1,135          $1,399          $684
                                                             ======          ======          ====


Note 5 - Inventories
--------------------
         Net inventories consist of the following:

                          September 30,
                     ----------------------
                     1999              1998
                     ----              ----
                         (in thousands)

Raw material        $2,984            $3,809
Work in process      1,993             1,969
Finished goods       3,075             2,675
                    ------            ------
     Total          $8,052            $8,453
                    ======            ======

         The allowance for obsolete and slow moving inventory is as follows:

                                                          September 30,
                                                -------------------------------
                                                1999          1998         1997
                                                ----          ----         ----
                                                         (in thousands)
Balance, beginning of period                   $2,118        $1,935       $1,705
Charged to cost of sales                          130           345          270
Disposal of inventory                            (139)         (162)         (40)
                                               ------        -------      ------
Balance, end of period                         $2,109        $2,118       $1,935
                                               ======        ======       ======

Note 6 - Property, Plant and Equipment
--------------------------------------
         Property, plant and equipment consist of the following:

                                                 September 30,
                                          -------------------------
                                          1999                 1998
                                          ----                 ----
                                                (in thousands)
Land and improvements                  $   830               $   830
Buildings                               16,500                16,500
Production and test equipment           39,797                37,235
Computer equipment                       3,455                 3,239
Furniture and fixtures                   2,865                 2,666
Construction in progress                 9,589                 1,138
                                       -------               -------
                                        73,036                61,608
Less accumulated depreciation           26,594                19,414
                                       -------               -------
     Total                             $46,442               $42,194
                                       =======               =======

         Approximately $36,000, $98,000 and $159,000 of interest costs were capitalized as part of property, plant and equipment in 1999, 1998 and 1997, respectively.

Note 7 - Line of Credit
-----------------------
         The Company has a line of credit with a bank for working capital, equipment purchases, plant expansion and other general business purposes of $30,000,000 with interest at LIBOR plus 125 basis points. The line of credit is unsecured and renewable annually. Covenants in connection with the line of credit and with long-term debt agreements impose restrictions with respect to, among other things, the maintenance of certain financial ratios, additional indebtedness and disposition of assets. The Company was in compliance with the covenants as of September 30, 1999 and 1998. There were no borrowings against the line of credit at September 30, 1999 and 1998.

Note 8 - Long-Term Debt and Lease Obligations
---------------------------------------------
         Long-term debt consists of the following:

                                                   September 30,
                                              ---------------------
                                              1999             1998
                                              ----             ----
                                                  (in thousands)
Industrial Revenue Bond (a)                  $  259           $  375
Industrial Revenue Bond (b)                   1,910            2,263
                                             ------           ------
                                              2,169            2,638
Less Current Maturities                         379              469
                                             ------           ------
                                             $1,790           $2,169
                                             ======           ======

(a) In 1982, the Company obtained $1,800,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by land and land improvements, the building and related equipment with a carrying value of approximately $696,000 at September 30, 1999. The obligation is payable in varying quarterly installments through 2001 plus interest at 68% of the prime rate.

(b) In 1995, the Company obtained $3,500,000 in financing through the Orange County Industrial Development Authority. The obligation is secured by a building expansion and related equipment with a carrying value of approximately $6,637,000 at September 30, 1999. The obligation is payable in quarterly installments of $88,334 through March 2000, thereafter in quarterly installments of $43,334 through March 2010, both plus interest at LIBOR plus 150 basis points.

         The Company has two non-cancelable lease agreements for facilities and, in the past, leased certain equipment. Rental expense was approximately $394,000, $843,000 and $461,000 in 1999, 1998 and 1997, respectively.

         Required future payments for long-term debt and operating leases are as follows:

                          Debt      Leases
                          ----      ------
                           (in thousands)
       2000              $  379      $ 52
       2001                 288        52
       2002                 202        17
       2003                 173
       2004                 173
    Thereafter              954
                         ------       ----
                         $2,169       $121
                         ======       ====


         The Company made interest payments of approximately $152,000, $228,000 and $313,000 on long-term debt in 1999, 1998 and 1997, respectively. The fair value of the Company's long-term debt approximates the carrying amount.

Note 9 - Income Taxes
---------------------
         The income tax provision consists of the following:

                                         Year Ended September 30,
                                  ---------------------------------------
                                  1999             1998              1997
                                  ----             ----              ----
                                               (in thousands)
Current:
  Federal                       $ 9,414           $7,908            $4,537
  State                             725              662               373
                                -------           ------            ------
                                 10,139            8,570             4,910
Deferred:
  Federal                         6,068            6,024             6,554
  State                             315              646             1,092
                                -------           ------            ------
                                  6,383            6,670             7,646
                                -------           ------            ------
Total Income Tax Provision      $16,522          $15,240           $12,556
                                =======          =======           =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences giving rise to year-end deferred tax balances were as follows:


                                                                September 30,
                                                           ----------------------
                                                           1999              1998
                                                           ----              ----
                                                               (in thousands)
Current:
  Accruals not currently deductible                      $    389          $    481
  Inventory costs capitalized for tax purposes                 71               120
  Inventory loss provision                                    603               578
                                                         --------          --------
     Deferred Tax Asset                                  $  1,063          $  1,179
                                                         ========          ========

Non-Current:
  Stock option compensation not currently deductible     $    159          $    245
  Earnings of subsidiary not currently taxed              (18,706)          (12,630)
  Excess tax over book depreciation                        (2,906)           (2,801)
                                                         --------          --------
     Deferred Tax Liability                              $(21,453)         $(15,186)
                                                         ========          ========

         A reconciliation of statutory Federal income taxes to reported income taxes is as follows:

                                                               Year Ended September 30,
                                                            ---------------------------
                                                            1999          1998       1997
                                                            ----          ----       ----
                                                                    (in thousands)
Income taxes computed at the Federal
 statutory rate of 35%                                     $16,522      $14,506     $11,652
State income taxes, net of Federal benefit                     676          850         952
Other-tax credits, tax-exempt interest                        (676)        (116)        (48)
                                                           -------      -------     -------
     Total Income Tax Provision                            $16,522      $15,240     $12,556
                                                           =======      =======     =======

         In 1999 and 1998, the Company's tax liability was reduced and its capital surplus was increased by approximately $3,003,000 and $2,708,000, respectively, as a result of transactions involving stock options.

         The Company made income tax payments of approximately $7,765,000, $6,276,000 and $1,007,000 in 1999, 1998 and 1997, respectively.

         The Company provides for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica. The subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003 and a 50% exemption thereafter through 2007.

Note 10 - Earnings Per Share (in thousands, except per share data)
------------------------------------------------------------------
         The following table sets forth the computation of basic and diluted earnings per share:

                                                         Year Ended September 30,
                                                    ------------------------------------
                                                    1999            1998            1997
                                                    ----            ----            ----
Net income                                        $30,684         $26,205         $20,719
                                                  =======         =======         =======
Weighted-average common stock outstanding
 for basic earnings per share                      41,946          42,360          41,092
Dilutive effect of employee stock options             869             996           1,576
                                                  -------         -------         -------
Weighted-average common stock outstanding
 for diluted earnings per share                    42,815          43,356          42,668
                                                  =======          ======          ======
Basic earnings per share                          $  0.73          $ 0.62          $ 0.50
Diluted earnings per share                        $  0.72          $ 0.60          $ 0.49

         The weighted-average common stock outstanding includes all ESOP shares outstanding.

Note 11 - Concentration of Risk
-------------------------------

(a) Significant customers and sales to foreign markets. Sales to the United States government (both as a prime contractor and on a subcontract basis) to foreign markets and to significant customers as a percent of the Company's total revenues were as follows:

                                                                   Year Ended September 30,
                                                             ------------------------------------
                                                             1999            1998            1997
                                                             ----            ----            ----
U.S. Government (Inclusive of Significant Customers)           *               *              11%
Foreign Markets (Inclusive of Significant Customers
 and European Market)                                         41%             37%             43%
European Market (Inclusive of Significant Customers)          18%             18%             22%
Asian and Pacific Rim Market (principally to S. Korea)        18%             16%             17%
Significant Customer A                                        23%             17%             14%
Significant Customer B                                         *               *              12%
Significant Customer C                                         *               *              11%
Significant Customer D                                        13%             15%             11%
Significant Customer E                                         *              15%              *

*Less than 10%

(b)      Concentrations or risk

         (1)      Suppliers

                  The Company currently procures certain key raw materials for its products from a limited number of vendors, most of whom are based in Japan. The Company purchases this material on a purchase order basis and does not carry significant inventories of these components. The Company's reliance on a limited number of vendors involves several risks, including reduced control over the price, foreign currency exposure, timely delivery, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of material of acceptable quality in required quantities or any increases in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations.

         (2)      Credit Risk

                  The Company generally sells its products to customers engaged in the design and/or manufacture of high technology products either recently introduced or not yet introduced to the marketplace. The Company's customers are concentrated into a small group of which several account for more than 10% of sales as noted above and a significant percentage are foreign customers. Substantially all of the Company's trade accounts receivable are due from such sources.

                  The Company performs continuing credit evaluations of its customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers or the Company may secure credit insurance.

         (3)      Foreign Currency Exchange Risk

                  At times the Company engages in foreign exchange forward contracts to lock in the cost of certain foreign currency exposures for the purchase of equipment or raw materials denominated in foreign currencies. At September 30, 1999, the Company is committed to purchase 4,835,200 Dutch guilders (approximately $2.4 million) under forward foreign currency contracts that mature in October 1999 for the purchase of equipment. While these forward contracts are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for trading purposes. Foreign currency contracts are entered into with major financial institutions with investment grade credit ratings, thereby decreasing the risk of credit loss. Gains and losses on instruments that hedge firm commitments are deferred and are included in the basis of the underlying hedged item. At September 30, 1999, any deferred hedging gains or losses are immaterial.

Note 12 - Segment Information
-----------------------------
         The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

         The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's primary markets: communications, military and space, and other markets. The communications market includes the sale of bandpass filters for wireless phones, base stations, video and data communication applications.

         The Company has aggregated its three markets into a single reportable segment as allowed under SFAS No. 131 because these product lines have similar long-term economic characteristics, such as average gross margin, and the product lines are similar in regards to (a) nature of products and production processes, (b) type of customers, and (c) method used to distribute products.

         Accordingly, the Company describes its reportable segment as the manufacture and sale of SAW-based products as described in Note 1. All of the Company's revenue results from sales in these markets. The Company does not allocate operating expense or assets by market.

         Revenues by markets (as defined by the Company), as a percentage of total revenues for years ended December 31, 1999, 1998 and 1997, were as follows: Communications, 82%, 81%, and 78%, respectively; military and space, 6%, 9%, and 12%, respectively; and other markets, 12%, 10%, and 10%, respectively.

         Sales are reported in the geographic area where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products.

                           Net Sales                     Operating Income            Assets
                --------------------------       -------------------------       ---------------
                1999       1998       1997       1999       1998      1997       1999       1998
                ----       ----       ----       ----       ----      ----       ----       ----
                                                         (in thousands)
United States  $ 66,373   $70,960    $63,795    $25,416   $23,181    $18,096   $142,114   $117,973
Costa Rica       47,053    36,612     28,438     16,783    14,722     13,424     49,137     30,737
Transfers/
 Eliminations   (13,150)   (9,872)    (7,192)       270         -        (30)       328          -
               --------   -------    -------    -------   -------    -------   --------   --------
Consolidated
Results        $100,276   $97,700    $85,041    $42,469   $37,903    $31,490   $191,579   $148,710
               ========   =======    =======    =======   =======    =======   ========   ========


         Transfers from the U.S. to Costa Rica are accounted for at amounts that are above cost and are consistent with rules and regulations of taxing authorities. Such transfers are eliminated in the consolidated financial statements.

         To date, substantially all sales have been denominated in U.S. dollars. The functional currency for the Costa Rican operation is the U.S. dollar as sales, most material cost and equipment are U.S. dollar denominated. The impact of fluctuations of the local Costa Rican currency is not considered significant and is not hedged.

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

         Profit Sharing and 401(k) Element. In 1981, the Company established a profit sharing plan covering substantially all U.S. employees who work 500 hours or more per year. A 401(k) feature was added to the plan in 1991 and a Company matching feature was added effective October 1, 1997. There have been no profit sharing contributions by the Company to the plan since 1990. The 401(k) contribution expense was approximately $299,000 and $368,000 in 1999 and 1998, respectively.

         Employee Stock Ownership Element. In 1991, the Company established an Employee Stock Ownership Plan covering substantially all U.S. employees. The ESOP purchased 6,753,280 shares of common stock from substantially all of the common shareholders and 11,024,480 shares of common stock from the Company in 1991. The transaction was financed from the proceeds of a $4,000,000 loan from the Company. The Company accounts for these ESOP shares in accordance with Statement of Position 76-3. As of September 30, 1999, 3,180,484 of these shares remain unallocated. These shares will be allocated through fiscal year 2003.

         The Company made contributions of approximately $265,000, $279,000 and $293,000 to the ESOP in 1999, 1998 and 1997, respectively. Allocations to participants' accounts were 915,838 shares, 964,126 shares and 1,012,414 shares in 1999, 1998 and 1997, respectively.

         Employee Stock Purchase Plan. In February 1996, the Board of Directors approved an Employee Stock Purchase Plan and allotted 1,000,000 shares of Common Stock to the plan. The plan enables eligible employees who have completed a service requirement to purchase shares of Common Stock at a 15% discount from the fair market value of the stock, up to a maximum of 10% of their compensation.

         Costa Rica Profit Sharing Plan. Effective October 1, 1997, the Company adopted a Profit Sharing Plan for its Costa Rica subsidiary covering substantially all employees of this subsidiary. The Company contributed approximately $101,000 and $70,000 to this plan in 1999 and 1998, respectively.

Note 14 - Stock Options
-----------------------
         The Company has granted incentive stock options and non-qualified stock options under the 1983 Stock Option Plan, the Second Stock Option Plan and the Stock Option Plan for Acquired Companies. The Second Stock Option Plan was approved by the shareholders in 1996 with up to 4,000,000 shares of Common Stock available for options and the Stock Option Plan for Acquired Companies was approved by shareholders in 1998 with up to 2,000,000 shares of Common Stock available for options. Incentive options generally become exercisable in four equal annual installments commencing one year after the date of grant and expire within ten years. A majority of the non-qualified options granted are exercisable from the date of grant over a ten-year period, while the remainder become exercisable in three or four equal annual installments.

         Information concerning options under these plans is as follows:


                                              Shares Under                                   Weighted-Average
                                                 Option         Price Range of Options        Exercise Price
                                              ------------      ----------------------       ----------------
Balance at October 1, 1996                     3,090,920             $ 0.06-$12.38                $ 1.07
Granted                                          499,000             $ 5.53-$16.63                $12.74
Terminated                                       (23,160)            $ 0.37-$12.38                $ 5.63
Exercised                                     (1,136,500)            $ 0.06-$ 5.53                $ 0.49
                                              ----------
Balance at September 30, 1997                  2,430,260             $ 0.06-$16.63                $ 3.69
Granted                                          516,000             $ 6.64-$17.50                $10.97
Terminated                                      (143,500)            $ 0.06-$14.38                $ 5.67
Exercised                                       (747,468)            $ 0.06-$13.44                $ 0.95
                                              ----------
Balance at September 30, 1998                  2,055,292             $ 0.06-$17.50                $ 6.37
Granted                                          937,000             $10.94-$35.13                $22.00
Terminated                                       (76,400)            $ 6.64-$17.50                $11.01
Exercised                                       (622,151)            $ 0.06-$17.50                $ 4.98
                                              ----------
Balance at September 30, 1999                  2,293,741             $ 0.06-$35.13                $12.98
                                              ==========
Exercisable at September 30, 1999                788,791
                                              ==========


         The weighted-average contractual life of stock options outstanding as of September 30, 1999 was 5.25 years.

         The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                                      Weighted-Avg.
Range of Exercise       Number          Remaining        Weighted-Avg.    Number Exercisable   Weighted-Avg.
     Prices          Outstanding     Contractual Life    Exercise Price    at Sept. 30, 1999   Exercise Price
-----------------    -----------     ----------------    --------------   ------------------   --------------
   $0.06-$ 1.00         539,128           5.43              $ 0.33              539,128            $ 0.33
   $1.01-$12.50       1,014,388           4.58              $ 5.57              160,844            $ 7.27
  $12.51-$35.13         740,225           6.03              $26.07               88,819            $14.24
                      ---------                                                 -------
                      2,293,741                                                 788,791
                      =========                                                 =======


         The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost was recognized to the extent that the exercise price of the stock options equaled the fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would be the pro forma amounts indicated below:

                                                   Year Ended September 30,
                                             ------------------------------------
                                             1999            1998            1997
                                             ----            ----            ----
                                            (in thousands, except per share data)

Net income as reported                     $30,684         $26,205         $20,719
Pro forma net income                       $27,615         $24,376         $19,657
Pro forma basic earnings per share         $  0.66         $  0.58         $  0.48
Pro forma diluted earnings per share       $  0.66         $  0.57         $  0.46

         The weighted-average fair value of options granted during the year ended September 30, 1999, 1998 and 1997 was $18.79, $6.96 and $9.81,
respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 --- expected volatility of 77%, risk-free interest rate of 5.75%, no expected dividends and an expected life of 4.94 years; 1998 --- expected volatility of 78%, risk-free interest rate of 5.71%, no expected dividends and an expected life of 4.79 years; 1997 --- expected volatility of 74%, risk-free interest rate of 6.45%, no expected dividends and an expected life of 4.5 years.

         The pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to October 1, 1995 is not considered.

Note 15 - Capital Structure
---------------------------
         Common Stock. The Company is authorized to issue up to 120,000,000 shares of common stock. Holders of common stock i) are entitled to receive such dividends as may from time to time be declared by the Board of Directors of the Company out of funds legally available to pay dividends, ii) are entitled to one vote per share on all matters that are subject to shareholder voting and do not have any cumulative voting rights, iii) have no preemptive, conversion, redemption or sinking fund rights and iv) in the event of a liquidation, dissolution or winding up of the Company, are entitled to share equally and ratably in the assets of the Company, if any, remaining after payment of all debts and liabilities of the Company and the liquidation preference of any outstanding class or series of preferred stock.

         Share Repurchase. On August 31, 1998, the Board of Directors approved a common stock repurchase program for up to 2,000,000 shares of common stock in open market transactions. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock related benefit programs. To date, 1,129,810 shares have been repurchased under this program.

         Stock Split Effected in the Form of a Stock Dividend. On July 27, 1999, the Board of Directors approved a two-for-one stock split of the outstanding common shares to be effected in the form of a stock dividend on August 24, 1999 to stockholders of record as of August 9, 1999. Common share and per share data for all periods presented in the accompanying financial statements have been adjusted to give effect to the stock split.

         Preferred Stock. The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.01 per share, in one or more series and to fix the number of shares constituting any such series, and the voting powers, designations, preferences, and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption prices, conversion and voting rights, and liquidation preferences, without any further vote or action by the holders of common stock. To date, no shares of the preferred stock have been issued.

Note 16 - Quarterly Financial Information (unaudited)
-----------------------------------------------------
         Selected quarterly financial data is summarized below:

                                                                     Quarter Ended
                             --------------------------------------------------------------------------------------------
                                              Fiscal 1999                                     Fiscal 1998
                             ---------------------------------------------   --------------------------------------------
                                                         (in thousands, except per share data)

                             Sept. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,   June 30,    Mar. 31,    Dec. 31,
                                1999        1999        1999        1998       1998        1998        1998        1997
                                ----        ----        ----        ----       ----        ----        ----        ----
Net sales                     $28,515     $26,045     $23,497     $22,219    $21,522     $26,301     $25,183     $24,694
Cost of sales                  11,701      10,737       9,828       9,958      9,665      12,585      11,190      11,371
                              -------     -------     -------     -------    -------     -------     -------     -------
Gross profit                   16,814      15,308      13,669      12,261     11,857      13,716      13,993      13,323
Operating expenses:
  Selling expenses              1,395       1,517       1,340       1,385      1,295       1,436       1,508       1,769
  Gen. & Adm. expenses          1,089       1,114       1,037       1,079        527       1,226       1,509       1,431
  R&D expenses                  1,480       1,334       1,616       1,197      1,544         923         950         868
                              -------     -------     -------     -------    -------     -------     -------     -------
    Total operating expenses    3,964       3,965       3,993       3,661      3,366       3,585       3,967       4,068
                              -------     -------     -------     -------    -------     -------     -------     -------
Operating income               12,850      11,343       9,676       8,600      8,491      10,131      10,026       9,255
Other income, net               1,328       1,174       1,116       1,119      1,009         921         794         818
                              -------     -------     -------     -------    -------     -------     -------     -------
Income before
 income taxes                  14,178      12,517      10,792       9,719      9,500      11,052      10,820      10,073
Income taxes                    4,963       4,380       3,777       3,402      3,420       4,089       4,004       3,727
                              -------     -------     -------     -------    -------     -------     -------     -------
Net income                    $ 9,215     $ 8,137     $ 7,015     $ 6,317    $ 6,080     $ 6,963     $ 6,816     $ 6,346
                              =======     =======     =======     =======    =======     =======     =======     =======
Net income per share:
  Basic(1)                    $  0.22     $  0.19     $  0.17     $  0.15    $  0.14     $  0.16     $  0.16     $  0.15
                              =======     =======     =======     =======    =======     =======     =======     =======
  Diluted(1)                  $  0.21     $  0.19     $  0.17     $  0.15    $  0.14     $  0.16     $  0.16     $  0.15
                              =======     =======     =======     =======    =======     =======     =======     =======
Shares used in per share
 calculations:
  Basic                        42,193      42,004      41,824      41,764     42,502      42,542      42,354      42,046
  Diluted                      43,236      43,066      42,494      42,462     43,132      43,524      43,302      43,466


(1) Earnings per share for each quarter are calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount. All earnings per share data are restated to reflect the two-for-one stock split in August 1999.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
Management - Executive Officers and Directors

         The executive officers and directors of the Company and their ages as of October 1, 1999 are as follows:


         Name                    Age                Position
         ----                    ---                --------
Steven P. Miller                 51     Chairman of the Board of Directors
Gary A. Monetti                  40     Chief Executive Officer and Director
Kimon Anemogiannis               37     President and Chief Operating Officer
Raymond A. Link                  45     Senior Vice President-Finance, Treasurer
                                         and Chief Financial officer
Brian P. Balut                   34     Vice President-Sales and Marketing
John K. Bitzer                   49     Vice President-Operations Support
Azhar Waseem                     46     Vice President-Operations
Robert C. Strandberg(1) (2)      42     Director
Neal J. Tolar (1)                58     Director
Bruce S. White (2)               66     Director
Willis C. Young (1) (2)          58     Director

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

         Steven P. Miller co-founded the Company, has served as a Director since 1979, Chief Executive Officer from 1986 to September 30, 1999, Chairman since February 1996 and President from 1979 to April 1997. He stepped down from day-to-day operations on September 30, 1999. Prior to joining the Company, he was Manager of the SAW Device Engineering and Development Laboratory at Texas Instruments Incorporated ("TI"), an electronics manufacturer. He joined TI in 1969. Mr. Miller has a B.S. degree in Electrical Engineering from the South Dakota School of Mines and Technology.

         Gary A. Monetti joined the Company in 1982 and was appointed Chief Executive Officer effective October 1, 1999. He served as President from April 1997 to September 30, 1999 and Chief Operating Officer from July 1995 to September 30, 1999 and served as Vice President-Operations from July 1995 to April 1997. He has served in various positions, since 1982, at the Company, including Filter Design Engineer, Manager of Filter Technology, Vice President-Sales and Marketing and Vice President-Engineering. Mr. Monetti has a B.S. degree in Electrical Engineering from the University of Illinois and an M.B.A. degree from Rollins College. Mr. Monetti was appointed to the Board of Directors in April 1998.

         Kimon Anemogiannis joined Sawtek in July 1995 as Director of Engineering and was promoted to Vice President-Engineering in April 1998, Vice President-Operations in 1999 and President and Chief Operating Officer, effective October 1, 1999. Prior to joining Sawtek, Dr. Anemogiannis was in various engineering positions for the surface acoustic wave (SAW) group at Siemens Matsushita based in Munich, Germany from August 1986 to July 1995. Dr. Anemogiannis has an M.S. degree and a Ph.D. degree in Electrical Engineering from the Technical University of Munich.

         Raymond A. Link joined the Company in September 1995 as Vice President-Finance and Chief Financial Officer and was promoted to Senior Vice President and Chief Financial Officer, effective October 1, 1999. From 1987 to September 1995, Mr. Link was Vice President-Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. From 1980 to 1987, he was with Harris Corporation, a manufacturer of electronic communication equipment, in various financial capacities. Mr. Link has a B.S. degree from the State University of New York at Buffalo and an M.B.A. degree from the Wharton School at the University of Pennsylvania. He is a Certified Public Accountant.

         Brian P. Balut joined Sawtek in October 1994 as a Sales Manager, was promoted to Director of Sales and Marketing in November 1996 and promoted to Vice President Sales and Marketing in September 1998. From 1987 to 1994, Mr. Balut was in various sales, marketing and engineering positions with REMEC, a manufacturer of electronic components. Mr. Balut has a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. degree from Rollins College.

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

         Azhar Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President-Manufacturing in April 1998 and to Vice President-Operations, effective October 1, 1999. From 1989-1994, Mr. Waseem was in various operation and engineering positions of Siliconix, Inc., a microelectronics manufacturer, based in Santa Clara, California and from 1986-1989 he was in various engineering positions with the General Electric Company. Mr. Waseem has a B.S. and M.S. degree in Electrical Engineering and an M.B.A. all from the University of Minnesota.

         Robert C. Strandberg has been a Director of the Company since October 1995. Mr. Strandberg is President and CEO of PSC Inc., a manufacturer of bar code readers, since June 1997 and served as Executive Vice President from November 1996 to June 1997. Mr. Strandberg is also a Director of Merix Corporation. From May 1996 to October 1996, he was self-employed as a business consultant. From September 1991 to April 1996, Mr. Strandberg was the Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation, a manufacturer of bar code printers. From 1988 to 1991, he was Vice President-Finance of Datamax. From 1986 to 1988, he worked for GTECH, a lottery management company, in the areas of finance and strategic planning. Mr. Strandberg has a B.S. degree in Operations Research and Industrial Engineering from Cornell University and an M.B.A. degree from Harvard Graduate School of Business Administration.

         Neal J. Tolar co-founded the Company and served as Senior Vice President and Chief Technical Officer from June 1995 to September 30, 1999 and a Director since 1979. He stepped down from the day-to-day operations on September 30, 1999. He served as Vice President-Operations and Engineering from 1979 to June 1995. Prior to joining the Company, he was a member of the technical staff in the RF Technology Group of the Corporate Research Laboratory at TI. He joined TI in 1967. Dr. Tolar has a B.S. degree in Ceramic Engineering from Mississippi State University and a Ph.D. in Ceramic Engineering from the University of Utah.

         Bruce S. White has been a Director of the Company since April 1996. Mr. White was a Corporate Vice President of AVNET Inc., a distributor of electronic components from January 1996 to January 1998 and the President of the Penstock Division of AVNET Inc. from July 1994 to January 1998. From 1974 to July 1994, Mr. White was the President and Chief Executive Officer of Penstock Inc., a company he founded to distribute RF and microwave components. Mr. White is now retired from both AVNET and Penstock. AVNET is a distributor of certain products manufactured by Sawtek. In fiscal 1999, sales from Sawtek to AVNET were approximately $3.8 million. Mr. White has a B.A. degree in Mathematics from Colgate University and a B.S. and M.S. degree in Electrical Engineering from Michigan State University.

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

         Members of the Company's Board of Directors are each elected for one-year terms at the annual shareholders meeting. Officers are elected at the first Board of Directors meeting following the shareholders meeting at which directors are elected and serve at the discretion of the Board of Directors.

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

              3. Exhibits required by Item 601 of Regulation S-K:

                 (a)   See Exhibit Index in (c) below.

                 (b)   Reports on Form 8K: Form 8K filed on July 28,1999
                       Item 5 - Other events:
                       - Sawtek announces next-generation management team and a two-for-one stock split, effective for shareholders of record on August 9, 1999

                 (c)   Exhibits:

                       3.1 Amended and Restated Articles of Incorporation of Sawtek Inc. (incorporated by reference to Registration Statement on Form S-8, File No. 333-10579).

                       3.2 1996 Bylaws of Sawtek Inc. (incorporated by reference to Form 10-K for the year ended September 30, 1999).

                       4.1*     Specimen stock certificate.

                       10.1 Sawtek Inc. 1983 Incentive Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-10579).

                       10.2 Sawtek Inc. Second Stock Option Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11523).

                       10.3 Sawtek Inc. Employee Stock Purchase Plan (incorporated by reference to Registration Statement on Form S-8, File No. 333-11701 and amendment incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on July 19, 1999.

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

                       10.38* Sawtek Inc. Code ss.401(k) Profit Sharing Plan and Trust Agreement, dated February 15, 1995.

                       10.39 Letter from SunTrust Bank, Central Florida, N.A. for renewal and increase in credit to $30,000,000 of unsecured line of credit for Sawtek Inc. dated September 22, 1999.

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

                       10.42 Amendment to Employee Stock Ownership and Trust Agreement for Employees of Sawtek Inc. (2)

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

                       10.48 Sawtek Inc. Employee Stock Ownership and 401(k) Trust Agreement dated July 16, 1997 between the Company and HSBC (formerly Marine Midland Bank) updated for all amendments through May 1, 1999 (incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on July 19,
                                1999).

                       10.49 Sawtek Inc. Stock Option Plan for Acquired Companies (incorporated by reference to proxy filed for 1998 shareholders meeting filed on Form 14A filed on December 3, 1997).

                       21.1     List of subsidiaries of the Registrant.

                       23.1     Consent of Ernst & Young LLP.

                       24.1     Power of attorney. Reference is made to page 46.

                       27.0     Financial Data Schedule.

* Incorporated by reference to Registration Statement on Form S-1, File No. 333-1860.
# Incorporated by reference to Registration Statement on Form S-3, File No. 333-26747.
(1)  Incorporated by reference to Form 10-K for 1997 filed on November 12, 1997.
(2)  Incorporated by reference to Form 10-K for 1998 filed on November 10, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of November, 1999.

                                   SAWTEK INC.

                                   By:/s/ Gary A. Monetti
                                   Gary A. Monetti
                                   Chief Executive Officer

                                   By:/s/ Raymond A. Link
                                   Raymond A. Link
                                   Senior Vice President-Finance and
                                    Chief Financial Officer and Chief
                                    Accounting Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Gary A. Monetti and or Raymond A. Link to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of November, 1999.




/s/Neal J. Tolar                            /s/Steven P. Miller
Neal J. Tolar                               Steven P. Miller
Director                                    Chairman of the Board of Directors

/s/Robert C. Strandberg                     /s/Willis C. Young
Robert C. Strandberg                        Willis C. Young
Director                                    Director

/s/Bruce S. White                           /s/Gary A. Monetti
Bruce S. White                              Gary A. Monetti
Director                                    Chief Executive Officer and Director

                                                                    Exhibit 21.1




                              List of Subsidiaries

           Name                    State or other Jurisdiction of Incorporation
           ----                    --------------------------------------------
Sawtek, S.A.                                         Costa Rica
Sawtek International, Inc.                           Barbados
Microsensor Systems, Inc.                            Kentucky
Sawtek Far East, Inc.                                Florida
Sawtek Korean Sales Office                           South Korea


         All of the above listed entities are 100% directly or indirectly owned by Sawtek Inc. and their results of operations are included in the consolidated financial statements.

                                                                    Exhibit 23.1

                                        Consent of Independent Auditors


         We consent to the incorporation by reference in the following Registration Statements of our report dated October 22, 1999, with respect to the consolidated financial statements of Sawtek Inc. included in its Annual Report (Form 10-K) for the year ended September 30, 1999.

Registration Statement
       Number                                             Description
----------------------     ---------------------------------------------------------------------------------
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





                                                         /s/Ernst & Young, LLP
                                                         Ernst & Young LLP



Orlando, Florida
November 3, 1999

                                                                   Exhibit 10.39

SunTrust Bank, Central Florida, N.A.                        Douglas A. Woodman
Post Office Box 3833                                        First Vice President
Orlando, FL  32802
Tel (407) 237-4303
--------------------------------------------------------------------------------

SUNTRUST

September 22, 1999


Mr. Raymond A. Link
Senior Vice President / CFO
Sawtek, Inc.
Post Office Box 609501
Orlando, Florida 32860-9501

Dear Ray:

         It is my pleasure to advise you that SunTrust Bank, Central Florida, N.A. has approved a $10,000,000 increase to our existing unsecured line of credit to Sawtek Inc. Therefore, we now have a committed, unsecured line of credit in the amount of $30,000,000 approved with an expiration date of 3/31/00. An unused fee of 10 basis points shall only apply to the $11.5 million currently evidenced by the note dated December 9, 1996.

         As with our last increase, we will leave the existing loan documentation in place in order to avoid the expenses associated with modifying our paperwork. Therefore, should you need to draw more than $11,500,000 on the line, we will need some lead time in order to prepare a note and loan agreement amendment. Until such time, the original terms and conditions outlined in that certain First Amendment to the Amended and Restated Loan and Security Agreement, dated December 9, 1996 by and between SunTrust Bank, Central Florida, N.A. and Sawtek, Inc., shall remain in full force and effect in all respects except for the expiration date as per the above referenced approval.

         Please execute the enclosed copy of this letter in order to document the increased loan amount and extended maturity date. Upon receipt of your 9/30/99 financial statements, we will promptly process another extension of the maturity date. We certainly appreciate all of the business that you do with SunTrust and look forward to serving Sawtek's needs well into the future. Please let me know of any opportunity to be of assistance.

Sincerely,                                  Acknowledged and Accepted:

/s/Douglas A. Woodman                       /s/Raymond A. Link     Date: 9/27/99
First Vice President                        Senior Vice President / CFO