Form 10-Q
period 1999-12-31
SAWTEK INC \FL\
filed 2000-02-10
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                               -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended December 31, 1999

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

     As of February 10, 2000, there were 42,250,489 shares of the Registrant's Common stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------
         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of December 31, 1999
                  and September 30, 1999.............................      3

                  Consolidated Statements of Income for the three
                  months ended December 31, 1999 and 1998............      4

                  Consolidated Statements of Cash Flows for the three
                  months ended December 31, 1999 and 1998............      5

                  Notes to Consolidated Financial Statements.........      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......      9

         Item 3.  Quantitative and Qualitative Disclosure of Market
                  Risk...............................................     25

Part II. Other Information
         -----------------
         Item 1.  Legal Proceedings..................................     26

         Item 2. Changes in Securities...............................     26

         Item 3.  Defaults Upon Senior Securities....................     26

         Item 4.  Submission of Matters to a Vote of Security
                  Holders............................................     26

         Item 5. Other Information ..................................     26

         Item 6.  Exhibits and Reports on Form 8-K ..................     27

Signatures...........................................................     28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SAWTEK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                              December 31,         September 30,
                                                                                  1999                 1999
                                                                              ------------         -------------
                                                                              (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                            $ 119,262             $ 115,274
  Accounts receivable, net                                                        19,104                18,641
  Inventories, net                                                                 8,941                 8,052
  Deferred income taxes                                                            1,082                 1,063
  Other current assets                                                             2,294                 2,107
                                                                               ---------             ---------
       Total current assets                                                      150,683               145,137
Property, plant and equipment, net                                                53,710                46,442
                                                                               ---------             ---------
          Total assets                                                         $ 204,393             $ 191,579
                                                                               =========             =========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                             $   3,281             $   4,055
  Accrued liabilities                                                              3,403                 5,312
  Current maturities of long-term debt                                               334                   379
  Income taxes payable                                                             3,133                   191
                                                                               ---------             ---------
       Total current liabilities                                                  10,151                 9,937

Long-term debt, less current maturities                                            1,718                 1,790
Deferred income taxes                                                             23,599                21,453

Shareholders' equity:
  Common stock; $.0005 par value; 120,000,000 authorized shares;
    42,668,194 issued and outstanding shares                                          21                    21
  Capital surplus                                                                 74,067                74,755
  Unearned ESOP compensation                                                        (781)                 (781)
  Retained earnings                                                               97,513                87,330
  Less common stock held in treasury at cost; 283,471 shares at
     December 31, 1999 and 437,705 shares at September 30, 1999                   (1,895)               (2,926)
                                                                               ---------             ---------
       Total shareholders' equity                                                168,925               158,399
                                                                               ---------             ---------
          Total liabilities and shareholders' equity                           $ 204,393             $ 191,579
                                                                               =========             =========


                See accompanying notes to consolidated financial statements.


                          SAWTEK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                                            Three Months Ended
                                                                               December 31,
                                                                         -----------------------
                                                                         1999               1998
                                                                         ----               ----
                                                                  (in thousands, except per share data)
Net sales                                                              $ 31,798           $ 22,219
Cost of sales                                                            13,494              9,958
                                                                       --------           --------
Gross profit                                                             18,304             12,261

Operating expenses:
  Selling expenses                                                        1,239              1,385
  General & administrative expenses                                       1,237              1,079
  Research & development expenses                                         1,678              1,197
                                                                       --------           --------
     Total operating expenses                                             4,154              3,661
                                                                       --------           --------
Operating income                                                         14,150              8,600

Other income, net                                                         1,456              1,119
                                                                       --------           --------
Income before taxes                                                      15,606              9,719
Income taxes                                                              5,423              3,402
                                                                       --------           --------
Net income                                                             $ 10,183           $  6,317
                                                                       ========           ========

Net income per share:
  Basic                                                                $   0.24           $   0.15
  Diluted                                                              $   0.23           $   0.15

Shares used in per share calculation:
  Basic                                                                  42,325             41,764
  Diluted                                                                43,657             42,462


                See accompanying notes to consolidated financial statements.



                          SAWTEK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                          Three Months Ended
                                                                                              December 31,
                                                                                        ----------------------
                                                                                        1999              1998
                                                                                        ----              ----
                                                                                            (in thousands)
Operating activities:
Net income                                                                           $  10,183          $  6,317
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          1,893             1,601
  Deferred income taxes                                                                  2,127             1,696
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                                    (463)            1,629
   Inventories                                                                            (889)              803
   Other current assets                                                                   (191)              (83)
  Increase (decrease) in liabilities:
   Accounts payable                                                                       (774)             (782)
   Accrued liabilities                                                                  (1,909)           (1,944)
   Income taxes payable                                                                  2,942               936
                                                                                     ---------          --------
Net cash provided by operating activities                                               12,919            10,173

Investing activities:
Purchase of property, plant and equipment, net                                          (9,157)             (377)
Short-term investments                                                                      --            19,561
                                                                                     ---------          --------
Net cash provided by (used in) investing activities                                     (9,157)           19,184

Financing activities:
Principal payments on long-term debt                                                      (117)             (117)
Net proceeds from sale of  Common stock                                                    343               320
Purchase of Common stock for treasury                                                       --            (1,713)
                                                                                     ---------          --------
Net cash provided by (used in) financing activities                                        226            (1,510)
                                                                                     ---------          --------

Increase in cash and cash equivalents                                                    3,988            27,847
Cash and cash equivalents at beginning of period                                        50,640            42,132
Short-term investments                                                                  64,634            22,438
                                                                                     ---------          --------
Cash, cash equivalents and short-term investments                                    $ 119,262          $ 92,417
                                                                                     =========          ========

Interest paid                                                                        $      --          $     42
Income taxes paid                                                                    $      --          $    770


                See accompanying notes to consolidated financial statements.

                          SAWTEK INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended December 31, 1999 and 1998


NOTE 1   BASIS OF PRESENTATION
------------------------------
     The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of December 31, 1999, and the results of its operations and its cash flows for the three-months ended December 31, 1999 and 1998. These financial statements should be read in conjunction with our audited financial statements as of September 30, 1999, including the notes thereto, and the other information set forth therein included in our most recent annual report on Form 10-K for the year ended September 30, 1999 (File No. 000-28276), which was filed with the Securities and Exchange Commission, or SEC, on November 5, 1999, and our registration statement filed on Form S-3A on January 25, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in
Item 2 of this Form 10-Q.

     We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. Our first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was January 2, 2000, for the first quarter of fiscal 2000. However, for convenience, the financial statements are dated as of December 31, 1999. There were no material transactions from December 31, 1999 through January 2, 2000.

     Operating results for the three months ended December 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2000. Certain historical accounts have been restated to conform to the current year presentation.

     Certain references made in this Form 10-Q to "Sawtek", "we", "our", and "us" refer to Sawtek Inc., a Florida corporation.

NOTE 2   EARNINGS PER SHARE
---------------------------
     The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                                          Three Months Ended
                                                                               December 31,
                                                                   -------------------------------
                                                                   1999                       1998
                                                                   ----                       ----
                                                                 (in thousands, except per share data)

Numerator:
Net income available to common stockholders                     $  10,183                   $  6,317
                                                                =========                   ========

Denominator:
Denominator for basic earnings per share:
  Weighted average shares                                          42,325                     41,764
Effect of dilutive securities:
  Employee stock options                                            1,332                        698
                                                                ---------                   --------
Denominator for diluted earnings per share:
  Adjusted weighted average shares and assumed conversions         43,657                     42,462
                                                                =========                   ========

Earnings per share:
  Basic                                                         $    0.24                   $   0.15
                                                                =========                   ========
  Diluted                                                       $    0.23                   $   0.15
                                                                =========                   ========


NOTE 3   INVENTORIES
--------------------
     Net inventories consist of the following:

                                        December 31, 1999        September 30, 1999
                                        -----------------        ------------------
                                                     (in thousands)
Raw material                               $  3,359                  $  2,984
Work in process                               2,816                     1,993
Finished goods                                2,766                     3,075
                                           --------                  --------
      Total                                $  8,941                  $  8,052
                                           ========                  ========



NOTE 4   PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
     Property, plant and equipment consist of the following:

                                                 December 31, 1999         September 30, 1999
                                                 -----------------         ------------------
                                                                 (in thousands)

Land and Improvements                                 $   874                    $   830
Buildings                                              16,500                     16,500
Production and Test Equipment                          43,252                     39,797
Computer Equipment                                      3,541                      3,455
Furniture and Fixtures                                  2,858                      2,865
Construction in Progress                               15,168                      9,589
                                                      -------                    -------
                                                       82,193                     73,036
Less accumulated depreciation                          28,483                     26,594
                                                      -------                    -------
      Total                                           $53,710                    $46,442
                                                      =======                    =======


NOTE 5   SHAREHOLDERS' EQUITY
-----------------------------
     The consolidated changes in shareholders' equity for the three months ended December 31, 1999 are as follows:

                                                                                         Unearned
                                       Common Stock       Treasury Stock     Capital       ESOP        Retained
                                     Shares    Amount    Shares    Amount    Surplus   Compensation    Earnings      Total
                                     ------    ------    ------    ------    -------   ------------    --------      -----
                                                                        (in thousands)

Balance at September 30, 1999        42,668      $21       438    $(2,926)   $74,755       $(781)       $87,330    $158,399
Net proceeds from exercise of
 stock options                                            (155)     1,031       (688)                                   343
Net income for the three months
 ended December 31, 1999                                                                                 10,183      10,183
                                     ------      ---       ---    -------    -------       -----        -------    --------
Balance at December 31, 1999         42,668      $21       283    $(1,895)   $74,067       $(781)       $97,513    $168,925
                                     ======      ===       ===    =======    =======       =====        =======    ========


NOTE 6   RECLASSIFICATIONS
--------------------------
     Certain amounts in prior years have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements such as statements of our plans, objectives, expectations and intentions that involve risks and uncertainties. The cautionary statements made herein should be read as being applicable to all related forward looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere herein.

Overview
--------
     Sawtek designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave, or SAW, technology primarily for use in the wireless communications industry. Our primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as CDMA and GSM digital wireless communications systems, digital microwave radios, wireless local area networks, cable television equipment, Internet infrastructure, various defense and satellite systems, and chemical sensors..

     We have a wide range of customers, but a significant percentage of our revenue is derived from a limited number of customers. Our top three customers during the three months ended December 31, 1999 and 1998, accounted for approximately 42% and 50%, respectively, of total net sales. It is not uncommon for our top three customers to change from quarter to quarter. We have experienced significant growth in international markets over the last five years, with international sales accounting for approximately 59% of net sales during the first three months of fiscal 2000.

Results of Operations
---------------------
     The following table sets forth, for the periods indicated, information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                      Percent Increase (Decrease)
                                                                                         Over the Prior Period
                                                          Three Months Ended              Three Months Ended
                                                             December 31,                    December 31,
                                                           1999         1998                 1999 vs. 1998
                                                           ----         ----                 -------------

           Net sales                                      100.0%        100.0%                    43.1%
           Cost of sales                                   42.4          44.8                     35.5
                                                          -----         -----
           Gross profit                                    57.6          55.2                     49.3
           Operating expenses:
            Selling expenses                                3.9           6.2                    (10.5)
            General & administrative expenses               3.9           4.9                     14.6
            Research & development expenses                 5.3           5.4                     40.1
                                                          -----         -----
               Total operating expenses                    13.1          16.5                     13.5
                                                          -----         -----
           Operating income                                44.5          38.7                     64.5
           Other income - net                               4.6           5.0                     30.2
                                                          -----         -----
           Income before taxes                             49.1          43.7                     60.6
           Income taxes                                    17.1          15.3                     59.4
                                                          -----         -----
           Net income                                      32.0%         28.4%                    61.2%
                                                          =====         =====



     Net Sales. Net sales increased 43% from approximately $22.2 million in the quarter ended December 31, 1998 to approximately $31.8 million in the quarter ended December 31, 1999. This increase was primarily the result of increased shipments of bandpass filters for code division multiple access, or CDMA, digital wireless phones, including approximately $2.4 million of revenues generated from the shipment of SAW radio frequency, or RF, filters. We first began shipments of RF filters during the quarter ended December 31, 1999. Additional improvements in net sales during the quarter ended December 31, 1999, are attributable to an increased level of base station filter sales and increased sales in both data communications and video transmission related products. These increases were offset by a slight reduction in revenues generated from military and space applications and other miscellaneous products.

     A significant percentage of our revenues continue to be generated from international markets. Sales to international customers accounted for approximately, 59% and 33% of total revenues during the quarters ended December 31, 1999 and 1998, respectively. We believe that financial turmoil in international markets, specifically, the Asian market, may impact us in the future. Revenues generated from Asian customers continue to vary significantly from quarter to quarter and could decline substantially with little or no advance notice. Revenues generated from Asian customers accounted for approximately 35% and 11% of total revenues during the quarters ended December 31, 1999 and 1998, respectively.

     We believe that prices for filters for CDMA base stations will decline in the future due to the transition to smaller surface mount packages which would reduce revenues and gross margins on these products. Sales of CDMA base station filters accounted for approximately 21% of total revenue in the quarter ended December 31, 1999.

     We are experiencing increased unit orders from a number of our customers, primarily for CDMA handset filters, which may, in the short term, create a capacity problem. As a result, we may not be able to fill all of our orders in a timely manner, which could impact our ability to grow revenue. We have initiated an aggressive capital expenditure program to deal with this issue, however, it will take several quarters before all of the new equipment and facilities are operational. In addition, we recently experienced a shortage of ceramic surface mount packages (which are used in the assembly of products and account for approximately 50% of our revenue). If this is not resolved, it could impact our ability to respond to customer requirements, which could impact our ability to grow revenue.

     Our growth in revenue is highly dependent on the overall growth of the wireless telecommunications market and on our ability to offer new and improved products for this market. Recently, we announced our intent to offer an expanded line of SAW filters for this market, including SAW RF filters for handsets and intermediate frequency, or IF, filters for global system mobile communication, or GSM, handsets. To date, we have completed some designs for these RF filters and we believe there is interest from our customers for these products. We have ordered and begun to receive the materials and equipment necessary to enter this market. We have received some orders for these products and have started production. We shipped approximately $2.6 million of these filters to customers in the quarter ended December 31, 1999. There is no assurance, however, that we will be successful in introducing these new products for the wireless telecommunications market.

     Gross Margin. For the three months ended December 31, 1999 and 1998, gross profit margins were 57.6% and 55.2%, respectively. The gross margin increase was primarily due to higher than expected yields on new products, improved productivity, and lower labor costs, resulting from more product being produced in our production plant in Costa Rica. Our Costa Rican plant accounted for 52.2% and 47.1% of consolidated sales during the three months ended December 31, 1999 and 1998, respectively.

     While gross margins have increased compared to the year ago quarter, it did decrease from the immediately preceding quarter ended September 30, 1999. We continue to believe that gross margins will decline in the future as we shift more of our product mix to handset filters, which are lower priced, have lower profit margins, and are subject to more competitive pricing pressure than our other products. In addition, the prices of ceramic surface mount packages, which are in short supply, could increase in price, resulting in lower gross margins.

     Selling Expenses. Selling expenses decreased 10.5% from approximately $1.4 million in the quarter ended December 31, 1998 to approximately $1.2 million in the quarter ended December 31, 1999. As a percentage of net sales, selling expenses decreased from 6.2% during the quarter ended December 31, 1998 to 3.9% in the quarter ended December 31, 1999. This decrease in selling expenses is attributable to a reduction in commissions paid to independent sales representatives, primarily in South Korea. We opened a Korean sales office during the second quarter of 1999, which reduced the cost of selling into the Korean market.

     General and Administrative Expenses. General and administrative expenses increased 14.6% from approximately $1.1 million in the quarter ended December 31, 1998 to approximately $1.2 million in the quarter ended December 31, 1999. As a percentage of net sales, general and administrative expenses decreased from 4.9% during the quarter ended December 31, 1998 to 3.9% in the quarter ended December 31, 1999. The absolute dollar increase in general and administrative expenses can be attributed to increased staffing and other related items resulting from the capacity expansion currently under way.

     Research and Development Expenses. Research and development expenses increased 40.1% from approximately $1.2 million in the quarter ended December 31, 1998 to approximately $1.7 million in the quarter ended December 31, 1999. As a percentage of net sales, research and development expenses decreased slightly from 5.4% during the quarter ended December 31, 1998 to 5.3% in the quarter ended December 31, 1999. The increase in research and development expenses is the result of a higher level of new product development.

     Other Income. Other income increased 30.2% from approximately $1.1 million in the quarter ended December 31, 1998 to approximately $1.5 million in the quarter ended December 31, 1999. The increase is the result of higher interest income being earned on increased levels of cash, cash equivalents and short-term investments.

     Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 34.8% and 35% for the quarters ended December 31, 1999 and 1998, respectively. The Company expects that its effective tax rate will remain at approximately 34% to 35% during fiscal 2000.


Liquidity and Capital Resources
-------------------------------
     To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operations in Orlando and Costa Rica and potential acquisitions of new technologies or compatible companies. For the three months ended December 31, 1999, we generated net cash from operating activities of approximately $12.9 million. Cash generated from operations consisted primarily of net income of $10.2 million, $1.9 million of depreciation and amortization and an increase of $5.1 million in deferred taxes and income taxes payable, partially offset by decreases in accrued liabilities and accounts payable totaling $2.7 million and increases in accounts receivable, inventory and other current assets totaling $1.5 million.

     We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2001. There were no borrowings against the line of credit as of December 31, 1999.

     We spent approximately $9.2 million in the quarter ended December 31, 1999, on new equipment and facilities. We intend to spend an additional $13 million to $21 million during the remainder of fiscal year 2000 on capital equipment and facilities to increase capacity. It is also our intention to order additional equipment in late 2000, which will utilize next generation manufacturing techniques.

     In the fourth quarter of 1998, the Board of Directors authorized us to repurchase up to 2,000,000 shares of common stock. To date, 1,129,810 shares have been repurchased under this program. We expect to continue to repurchase shares of common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

     We believe that our present cash position and funds expected to be generated from operations will be sufficient to meet our projected working capital and other cash requirements for 2000. Thereafter, we may require additional equity or debt financing to address our working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that it will be available on acceptable terms, if at all.

Foreign Operations, Export Sales and Foreign Currency
-----------------------------------------------------
     We established a subsidiary in Costa Rica in 1996. As of December 31, 1999, we had a net investment in fixed assets of approximately $22.4 million in this operation and for the quarter ended December 31, 1999, we recorded net sales of approximately $16.6 million with an operating profit of approximately $7.4 million. The functional currency for the Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. The cost to operate this subsidiary is nominal.

     In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary is minimal.

     International sales are denominated in U.S. dollars and represented approximately 59% and 33% of net sales for the three months ended December 31, 1999 and 1998, respectively. Sales to the European market accounted for approximately 14% and 20% of net sales for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea were approximately 35% and 11% of net sales, respectively, for these same periods.

     Over the past several years, the value of many foreign currencies have fluctuated relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic events experienced by these countries over the past year. A stronger U.S. dollar makes it more difficult for us to sell our products to customers in these countries and makes it more difficult for us to compete against SAW producers based in these countries. A weaker U.S. dollar may make it more expensive for us to buy certain raw materials and equipment from Japanese suppliers.

     The new common European currency, the euro, made its debut in January 1999. During the first quarter ended December 31, 1999, approximately 14% of our sales were to European customers. To date, none of our customers or suppliers has requested us to transact business in the euro. At this time, the impact of this new currency is not determinable.

Recently Issued Accounting Standards
------------------------------------
     Please see Note 1 to the Consolidated Financial Statements included in our report on Form 10-K for the year ended September 30, 1999, for a discussion of new pronouncements.

Impact of Inflation
-------------------
     We believe that inflation has not had a material impact on operating costs and earnings.

Year 2000 Readiness
-------------------
     The Year 2000 issue relates to the method used by computer hardware and software for recognizing a year represented by "00" as 1900, instead of 2000. Computer hardware and software describes traditional information technology systems such as enterprise resource planning systems, accounting systems, fax servers, print servers, desktop computers and applications, telephone/PBX systems, as well as other systems such as manufacturing equipment, facilities equipment and security systems and imbedded hardware. Some computer hardware and software may recognize a year represented by "00" as 1900, instead of 2000. This could result in unexpected behavior in the affected hardware or software. These systems need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems that do not accept four-digit year entries need to be upgraded or replaced to comply with Year 2000 requirements.

     Our State of Readiness--Year 2000
     ---------------------------------
     Our Year 2000 inventory, assessment, remediation and testing began in January 1998. We believe that we have completed the tasks necessary for a successful Year 2000 transition.

     To certify Year 2000 compliance, we employed two methods. Vendor certification was the primary method utilized. In order for a system from a vendor to be considered compliant, we required a written statement from that vendor, as well as a description of the testing methods used. If this information was not available or was not otherwise considered adequate, we performed internal tests. These tests included the use of a certified hardware test program, the examination of the software source code by our Software Engineering Department or Information Systems Department and advancing the date past January 1, 2000.

     We also surveyed key suppliers. As of November 30, 1999, 100% of those surveyed had responded. Of those surveyed, all stated that they are compliant. No suppliers responded that they would fail to be Year 2000 compliant.

     We believe, based on surveys of our key customers, that all of them have achieved full Year 2000 compliance.

     Costs to Address the Year 2000 Issues
     -------------------------------------
     The bulk of our costs to address Year 2000 issues were internal staff time estimated at less than $200,000 and the cost to upgrade our main MRP software, which is certified as Year 2000 compliant. The cost of this upgrade, which was purchased in 1998, was $48,000. The cost to complete the Year 2000 compliance was funded out of 1998 and 1999 operating cash flow.


     The Risks of the Year 2000 Issues
     ---------------------------------
     Our products generally are not date sensitive and, therefore, are not subject to Year 2000 defects or problems. We believe that our primary manufacturing, engineering, financial and administrative systems are Year 2000 compliant. We believe that the greatest potential risk from Year 2000 issues relates to the possibility that a major supplier or customer whose systems are not Year 2000 compliant may be unable to meet delivery requirements for important raw materials or equipment or may not be able to accept shipment of our products until they correct their Year 2000 problem.

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

     Our Contingency Plans--Year 2000
     --------------------------------
     In anticipation of the Year 2000 issue, we completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that could reasonably occur from any failure by us or third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has been developed for dealing with the most likely, worst-case scenario. This worst-case scenario includes difficulties in customer billing, order processing, disruptions in our receipt of raw material, loss of power and equipment malfunction. If this worst-case scenario occurred it would harm our business. Depending on the systems affected, these plans include increased work hours for our personnel or the use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that may arise and use of manual workarounds for information systems. However, because of our large power requirements, it is not practical to establish emergency power systems should our electrical suppliers encounter disruptions in service.

Risk Factors and Uncertainties
------------------------------
     This Form 10-Q contains certain forward-looking statements which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following:

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology would have an adverse impact on us.

     Approximately 74% of our net sales for 1999 and 1998 were derived from sales of SAW devices for applications in wireless communications systems. This trend continued during the first quarter of 2000, with approximately 76% of our total net sales being derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other development resulting in a reduction in demand for wireless services would have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products for CDMA-based systems, including base stations and subscriber handsets, accounted for approximately 56% of our net sales in 1999 and 1998. During the first quarter of 2000, approximately 61% of our net sales were generated from sales for CDMA-based systems. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

If we are unable to successfully develop and bring new products to market, our operating results will be adversely affected.

     Recently, we announced our intent to offer an expanded line of SAW filters for the wireless handset market, including SAW RF and GSM IF filters. To date, we have completed some designs for these filters, and we have received orders from some customers for these products. We have also ordered and begun to receive the materials and equipment necessary to enter this market. However, to date, we have produced these new filters only in limited volumes and have just begun to ship SAW RF filters to customers. Expanding our product line and sales of these filters is an important part of our growth strategy. There is no assurance that we will be successful in our efforts to introduce these and other new filters for the wireless telecommunications market.

     Sustained growth of our business is dependent on our ability to develop new or improved SAW devices in a timely fashion. Our product development resources are limited, requiring us to allocate resources among a limited number of product development projects. Failure by us to efficiently allocate our product development resources to products that meet market needs could have a material adverse effect on our future growth. The success of new products also depends on timely completion of new product designs, quality of new products and market acceptance of these products.

If we are unable to successfully increase our production capacity, we will not be able to grow our revenue as planned.

     We have initiated a capital expenditure program, estimated at $22 million to $32 million for fiscal year 2000, to increase our manufacturing output to enable us to grow our revenue. This plan includes new wafer fabrication capacity and capability in Orlando, new assembly capacity in Orlando and Costa Rica and expanding our building in Costa Rica. Any delay in increasing our capacity will have a material adverse impact on our ability to meet the anticipated demand for our new products and on our ability to grow revenue.

Because we rely on a limited number of suppliers, our operating results would be adversely affected if a few suppliers were unable to meet our needs.

     We have a limited number of suppliers for certain critical raw materials, components, services and equipment. There are only a few ceramic package manufacturers and wafer producers worldwide who have the expertise and capacity necessary to satisfy our requirements. Most of these suppliers are based in Japan. Recently, we have experienced difficulty in obtaining ceramic surface mount packages used in the production of bandpass filters. A failure by us to anticipate demand for materials, or of our suppliers to provide sufficient amounts of material, could result in raw material shortages. There can be no assurance that we will be able to secure adequate supplies of materials, components, services or equipment. If we are unable to satisfy our requirements for raw materials or to obtain and maintain appropriate equipment, our business, financial condition and results of operations would be materially adversely affected.

Risks associated with international sales could adversely affect our operating results.

     Overall, our net sales from international sales accounted for approximately 41%, 37% and 43% of net sales for 1999, 1998 and 1997, respectively. During the first quarter of 2000, international sales accounted for approximately 59% of net sales. The sale of products in foreign countries involves a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

     o     currency exchange rate fluctuations and restrictions;

     o     import-export regulations;

     o     customs requirements;

     o     ability to secure credit and funding;

     o     longer payment cycles;

     o     foreign collection problems;

     o     political and transportation risks; and

     o     economic turmoil.

     Some of our major customers are relying on growth in international markets, including Asia and Latin America, for sales of their products. The demand for our products will be reduced if the economies in these regions decline.

     We have grown our net sales over the past several years partly from shipments to South Korean customers. In 1999, our net sales from South Korean customers was approximately $16.8 million, equal to 17% of total net sales, and in 1998 it was approximately $14 million, or 14% of net sales. However, net sales from South Korean customers fluctuates greatly as experienced in the last quarter of 1998 when those net sales declined to $1.1 million, or approximately 5% of total net sales, compared to $4.8 million, or approximately 18% of total net sales, in the immediately preceding quarter. During the first quarter of 2000, sales to South Korean customers approximated $10.2 million or 32.2% of total net sales. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 18 months and may continue to face economic problems which would adversely impact our sales in these regions.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of one or two customers.

     A few large customers have accounted for a significant portion of our net sales. Sales to our top 10 customers accounted for approximately 70% of net sales in 1999 and 76% in 1998. Motorola, our largest customer, accounted for 23% of net sales in 1999 and 17% of net sales in 1998 and we believe it will continue to account for a high percentage of net sales in 2000. During the first quarter of 2000, sales to our top 10 customers accounted for approximately 73% or our total net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Our future success depends largely upon the decisions of our current customers to continue to purchase our products, as well as the decisions of prospective customers to develop and market systems that incorporate our products.

A disruption in our Costa Rican operations could have an adverse impact on our operating results.

     During 1999, net sales from our Costa Rican operation accounted for approximately 47% of our total net sales and 40% of our operating income. During the first quarter of 2000, net sales from our Costa Rican operation generated approximately 52% of our total net sales and operating income. We expect our Costa Rican operations to account for an increasing proportion of our overall operations in the future. Operating a production facility in Costa Rica presents potential risks of disruption, including:

     o     government intervention;

     o     wars;

     o     currency fluctuations;

     o     limited supplies of labor;

     o     labor disputes;

     o     earthquakes;

     o     volcanic eruptions;

     o     hurricanes;

     o     floods; and

     o     mud slides.

     Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

A continued decline in selling prices for some of our key products could have an adverse impact on our operating results.

     Selling prices for our products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. We have experienced declines in prices for filters for GSM base stations due to the use of surface mount packages, and we expect this will occur in filters for CDMA base stations. In addition, we expect prices for handset filters to continue to decline as they become smaller and as competitive pricing pressure increases. A continued decline in prices could have a material adverse impact on both our revenues and margins.

If we experience a decline in our manufacturing yields, our operating results will be adversely affected.

     The manufacture of SAW devices involves complex processes that may result in reduced yields from time to time, the causes of which are often difficult to determine. A reduction in yields at any stage of the manufacturing process would have a material adverse effect on our ability to meet our quoted delivery times and cost of production, which would have an adverse impact on our operations and profitability.

If one or more customers cancel or terminate purchase orders or delay deliveries with short notice, our operating results would be adversely affected.

     Our customers' orders are typically subject to cancellation or modification with very short notice. In addition, purchase orders for our products may be large and intended to satisfy customers' long-term needs. Accordingly, our backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may adversely impact our operations. In addition, our expense levels are based, in part, on our expectations of future product sales and therefore are relatively fixed in the short term. If we were unable to reduce our expense levels correspondingly with a reduction in sales levels, our results of operations would be further harmed.

New competitive products or technologies may be developed which could reduce demand for our products.

     Our business is dependent upon the application of SAW-based technology. Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of SAW filters for certain applications. Direct conversion is a process that converts an RF signal to baseband without the need for a SAW IF filter. Any development of a cost-effective technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.

We expect competition to increase which could result in lower selling prices and have an adverse effect on our operating results.

     Competition in the markets for our products is intense. We compete against large international companies that have substantially greater financial, technical, sales, marketing, distribution and other resources than us. In addition, we may face competition from companies that currently manufacture SAW devices for their own internal requirements, as well as from a number of our customers that have the potential to develop an internal supply capability for SAW devices. We expect competition to increase from both established and emerging competitors, as well as from internal capabilities developed by certain customers. Our ability to compete effectively in our target markets depends on a variety of factors both within and outside of our control, including timing and success of new product introductions, availability of manufacturing capacity, the rate at which customers incorporate our components into their products, our ability to respond to competitive pricing pressures, availability of technical personnel, sufficient supplies of raw materials, the quality, reliability and price of products and general economic conditions. There can be no assurance that we will be able to compete successfully in the future.

     If we are not able to protect our intellectual property or if we infringe on the intellectual property of others, our business and operating results could be adversely affected.

     We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. There can be no assurance that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted will provide proprietary protection. Litigation may be necessary to enforce our patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition regardless of the final outcome of the litigation. We are not currently engaged in any patent infringement suits nor have we been threatened with any such suits in recent years. We recently received a letter from a large Canadian telephone equipment manufacturer claiming that it believes we are infringing on a patent it owns that issued in 1987 and offering a license on preferred terms, without stating the proposed terms of the license. It is our position that this patent is unenforceable because we sold devices commercially utilizing the invention claimed in the patent at least two years before the application for this patent was filed and the patent owner did not attempt to exercise its rights to enforce this patent for over 12 years. If we are incorrect in our position in this matter and this patent is found to be enforceable, we could be required to pay a license fee or pay damages related to sales of devices utilizing this invention sold for the past six years and an injunction against further alleged infringement could issue, either of which could have a material adverse effect on our operating results. Despite our efforts to maintain and safeguard our proprietary rights, there can be no assurances that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. If any of the holders of these patents assert claims that we are infringing such patents, we could be forced to incur substantial litigation expenses. In addition, if we were found to infringe, we would be required to pay substantial damages, pay royalties in the future or be enjoined from infringing on such patents in the future.

A failure to attract and retain qualified individuals for critical positions could have an adverse impact on our business, financial condition and results of operations.

     Our success depends, in part, on the performance of a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends, in part, on our ability to attract and retain qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally. Competition for such personnel in our industry is very intense. While we have not yet experienced significant problems in recruiting or retaining qualified personnel, we cannot be certain that such problems will not arise in the future.

Our operating results could be adversely affected by fluctuations in the value of foreign currencies.

     Our international sales are generally denominated in U.S. dollars. However, we may be required in the future to denominate sales in the foreign currencies of certain countries or in the new euro for some of our European customers. As a result, fluctuations in currency exchange rates may have a significant effect on our sales, even in the absence of an increase or decrease in unit sales to foreign customers. A strong U.S. dollar could make our products more expensive for foreign customers, which could have a material adverse effect on our ability to compete internationally. We also purchase a great deal of our key raw materials and equipment from foreign countries, primarily Japan. A weak U.S. dollar could make our purchases more expensive.

     Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries.

     We have not, to date, engaged in substantial hedging transactions for our foreign exchange risks. If any of our future international sales or purchases are denominated in foreign currencies, we may find it necessary to engage in rate hedging activities with respect to certain exchange rate risks. There can be no assurance that we will engage in such exchange rate hedging or that any such activities will successfully protect against such risks.

We could be subject to fines, suspension of production or cessation of operations if we fail to comply with the many laws and government regulations applicable to our business.

     We are subject to a variety of federal, state and local laws, rules and regulations relating to the discharge and disposal of toxic, volatile and other hazardous chemicals used in our manufacturing processes and to export controls. A failure by us to comply with present or future regulations could result in the imposition of fines, suspension of production or a cessation of operations. Such regulations could require us to acquire significant equipment or to incur substantial expense in order to comply with such regulations. Any past or future failure to control the use of or the discharge of toxic or hazardous substances or to comply with export regulations could subject us to future liabilities and could have a material adverse effect on our business, results of operations and financial condition.

A number of factors affecting our customers may result in the cancellation of orders or delays in deliveries of our products to these customers.

     The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for wireless communications products and services. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. Any such delays may have a material adverse effect on the sale of our products to these customers. In addition, our customers may have difficulty in obtaining parts from other suppliers, such as flash memory for wireless handsets, causing these customers to cancel or delay orders for our products.

Our manufacturing facilities are located in areas prone to natural disasters.

     Our main facility is located in Orlando, Florida and we also have a production facility in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern part of the United States and in Costa Rica. We could suffer disruptions due to natural disasters that could have an adverse effect on our operations. Our Costa Rican facility is also prone to these disasters as well as mud slides, earthquakes and volcanic eruptions. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

Year 2000 problems could have an adverse effect on our operations.

     We are subject to potential Year 2000 problems affecting our internal systems, the systems of our suppliers and our customers. If any of these were not corrected for Year 2000 problems, our operations could be materially impacted. We have completed an examination of these systems and a summary of our results is included elsewhere in this Form 10-Q.

Our stock price has been volatile.

     There has been significant volatility in the market price of our common stock, as well as in the market price of securities of technology-based companies and the U.S. stock markets overall. Some of the factors that could affect our stock price include:

     o variations in our operating results or the operating results of our customers or competitors;

     o     announcements of new products by us or by our competitors;

     o     gain or loss of significant contracts;

     o     announcements of technological innovations;

     o     acquisitions by us or our competitors;

     o     changes in analysts' estimates of our financial performance;

     o     government regulatory action;

     o     developments or disputes regarding proprietary rights;

     o     general trends in the industry; and

     o     general economic or stock market conditions.

     Additionally, in the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

Certain considerations could make it more difficult for others to acquire us.

     Certain anti-takeover provisions of the Florida Business Corporation Act could have the effect of making it more difficult for a third party to acquire us or of discouraging a third party from attempting to acquire us. These anti-takeover measures could result in a lower value to be received by our shareholders if an acquisition was not approved by our Board of Directors. Such provisions could limit or depress the price that certain investors might be willing to pay in the future for shares of our stock. We are also authorized to issue preferred stock, with rights senior to our common stock, without the necessity of shareholder approval. We have no present plans to issue shares of preferred stock. However, issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

     In addition, the Sawtek Employee Stock Ownership and 401(k) Plan, or the ESOP, owns approximately 23% of our outstanding common stock. The ESOP trustee has the right to vote all of these shares. The ESOP trustee generally votes the shares allocated to participants' accounts in accordance with their voting directions and votes in its sole discretion with respect to the unallocated shares. If the ESOP trustee were to vote against or oppose a proposed acquisition of us, a potential acquirer might be discouraged from acquiring us even though the holders of a majority of the shares of our common stock were in favor of the acquisition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We are exposed to minimal interest rate risk on debt instruments as our outstanding debt is less than $3 million, and we do not plan to use additional debt-based financing to fund capital expenditures in 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS IN SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 1, 2000, at our annual meeting of shareholders, the following individuals were elected to the Board of Directors:

                                            Votes For      Withheld    Abstain
                                            ---------      --------    -------
                  Steven P. Miller          33,205,411     396,246     279,139
                  Gary A. Monetti           33,205,411     239,931     279,139
                  Robert C. Strandberg      33,205,411      39,333     279,139
                  Neal J. Tolar             33,205,411     395,926     279,139
                  Bruce S. White            33,205,411     240,212     279,139
                  Willis C. Young           33,205,411      39,333     279,139


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                a)     Exhibits

                                Index to Exhibits

         Exhibit
         Number
         -------

         10.39 Renewal of unsecured $30,000,000 credit line agreement with SunTrust Bank, extending agreement maturity date to January 31, 2001.

         27 Financial Data Schedule (filed electronically only with the SEC)

                b)     Reports on Form 8-K

                       On January 4, 2000, we filed with the Commission a Current Report on Form 8-K regarding the press release issued by us dated January 4, 2000, announcing preliminary results for the quarter ended December 31, 1999.

                       On January 27, 2000, we filed with the Commission a Current Report on Form 8-K regarding the press release issued by us dated January 27, 2000, announcing record net sales and profit for the quarter ended December 31, 1999.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 10, 2000


                          SAWTEK INC.
                         (Registrant)




                          /S/ Raymond A. Link
                          Raymond A. Link
                          Senior Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

                                                               EXHIBIT 10.39

SunTrust Bank, Central Florida, N.A.
Post Office Box 3833
Orlando, FL  32803
Tel (407) 237-4303

SUNTRUST



January 26, 2000


Mr. Raymond A. Link
Senior Vice President / CFO
Sawtek, Inc.
Post Office Box 609501
Orlando, Florida 32860-9501

Dear Ray:

     It is my pleasure to advise you that SunTrust Bank, Central Florida has approved the renewal of our $30,000,000 unsecured line of credit to Sawtek, Inc. The new maturity date will be January 31, 2001. An unused fee of 10 basis points shall only apply to the $15 million currently evidenced by the note dated December 9, 1996.

     As before, the existing loan documentation will be left in place in order to avoid the expenses associated with modifying our paperwork. Therefore, should you need to draw more than $15,000,000 on the line, we will need some lead time in order to prepare a note and loan agreement amendment. Until such time, the original terms and conditions outlined in that certain First Amendment to the Amended and Restated Loan and Security Agreement, dated December 9, 1996 by and between SunTrust Bank, Central Florida, N.A. and Sawtek, Inc., shall remain in full force and effect in all respects except for the expiration date as per the above referenced approval.

     We certainly appreciate all of the business that you do with SunTrust and look forward to serving Sawtek's needs well into the future. Please let me know of any opportunity to be of assistance.

Sincerely,



/S/Douglas A. Woodman
Douglas A. Woodman
First Vice President