Form 10-Q
period 2000-03-31
SAWTEK INC \FL\
filed 2000-04-19
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                               -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended March  31, 2000

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

     As of April 18, 2000, there were 42,516,960 shares of the Registrant's Common stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheets as of March 31, 2000 and
              September 30, 1999........................................  3

              Consolidated Statements of Income for the three months and six months ended March 31, 2000 and 1999..................  4

              Consolidated Statements of Cash Flows for the six months
              ended March 31, 2000 and 1999.............................  5

              Notes to Consolidated Financial Statements................  6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................  9

    Item 3.   Quantitative and Qualitative Disclosure of Market Risk ... 25

Part II.      Other Information
              -----------------

    Item 1.   Legal Proceedings ........................................ 26

    Item 2.   Changes in Securities .................................... 26

    Item 3.   Defaults Upon Senior Securities .......................... 26

    Item 4.   Submission of Matters to a Vote of Security Holders ...... 26

    Item 5.   Other Information ........................................ 26

    Item 6.   Exhibits and Reports on Form 8-K ......................... 26

Signatures.............................................................. 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SAWTEK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                                                                  March 31,        September 30,
                                                                                     2000               1999
                                                                                  ---------        -------------
                                                                                 (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                              $ 123,837          $ 115,274
  Accounts receivable, net                                                          23,616             18,641
  Inventories, net                                                                  13,934              8,052
  Deferred income taxes                                                              1,082              1,063
  Other current assets                                                               2,300              2,107
                                                                                 ---------          ---------
       Total current assets                                                        164,769            145,137
Property, plant and equipment, net                                                  60,348             46,442
                                                                                 ---------          ---------
          Total assets                                                           $ 225,117          $ 191,579
                                                                                 =========          =========

Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                                               $   6,023          $   4,055
  Accrued liabilities                                                                4,082              5,312
  Current maturities of long-term debt                                                 289                379
  Income taxes payable                                                               3,565                191
                                                                                 ---------          ---------
       Total current liabilities                                                    13,959              9,937

Long-term debt, less current maturities                                              1,646              1,790
Deferred income taxes                                                               25,362             21,453

Shareholders' equity:
  Common stock; $.0005 par value; 120,000,000 authorized shares;  42,668,194 issued shares;  42,485,535 and 42,230,489 outstanding shares at March
    31, 2000 and September 30, 1999, respectively                                       21                 21
  Capital surplus                                                                   75,998             74,755
  Unearned ESOP compensation                                                          (781)              (781)
  Retained earnings                                                                110,133             87,330
  Less common stock held in treasury at cost;  182,659  shares at March 31, 2000
     and 437,705 shares at September 30, 1999                                       (1,221)            (2,926)
                                                                                 ---------          ---------
       Total shareholders' equity                                                  184,150            158,399
                                                                                 ---------          ---------
          Total liabilities and shareholders' equity                             $ 225,117          $ 191,579
                                                                                 =========          =========

                See accompanying notes to consolidated financial statements.




                          SAWTEK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                        March 31,                            March 31,
                                                  --------------------                ----------------------
                                                  2000            1999                2000              1999
                                                  ----            ----                ----              ----
                                                          (dollars in thousands, except per share data)

Net sales                                       $ 37,612        $ 23,497            $ 69,410           $ 45,716
Cost of sales                                     14,930           9,828              28,424             19,786
                                                --------        --------            --------           --------
Gross profit                                      22,682          13,669              40,986             25,930

Operating expenses:
 Selling expenses                                  1,497           1,340               2,736              2,725
 General & administrative expenses                 1,229           1,037               2,466              2,116
 Research & development expenses                   2,195           1,616               3,873              2,813
                                                --------        --------            --------           --------
   Total operating expenses                        4,921           3,993               9,075              7,654
                                                --------        --------            --------           --------
Operating income                                  17,761           9,676              31,911             18,276

Other income, net                                  1,580           1,116               3,036              2,235
                                                --------        --------            --------           --------
Income before taxes                               19,341          10,792              34,947             20,511
Income taxes                                       6,721           3,777              12,144              7,179
                                                --------        --------            --------           --------
Net income                                      $ 12,620        $  7,015            $ 22,803           $ 13,332
                                                ========        ========            ========           ========
Net income per share:
 Basic                                          $   0.30        $   0.17            $   0.54           $   0.32
 Diluted                                        $   0.29        $   0.17            $   0.52           $   0.31

Shares used in per share calculation:
 Basic                                            42,470          41,824              42,396             41,794
 Diluted                                          43,724          42,494              43,668             42,478


                See accompanying notes to consolidated financial statements.


                          SAWTEK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Six Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                   2000              1999
                                                                                   ----              ----
                                                                                       (in thousands)
Operating activities:
Net income                                                                       $ 22,803          $ 13,332
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                     4,143             3,673
  Deferred income taxes                                                             3,890             3,145
  Loss on disposal of equipment                                                       365               ---
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                             (4,975)              107
   Inventories                                                                     (5,882)            2,297
   Other current assets                                                              (193)             (253)
  Increase (decrease) in liabilities:
   Accounts payable                                                                 1,968              (145)
   Accrued liabilities                                                             (1,230)           (1,422)
   Income taxes payable                                                             5,450               467
                                                                                 --------          --------
Net cash provided by operating activities                                          26,339            21,201

Investing activities:
Purchase of property, plant and equipment, net                                    (18,414)           (1,616)
Short-term investments                                                             11,230            12,477
                                                                                 --------          --------
Net cash provided by (used in) investing activities                                (7,184)           10,861

Financing activities:
Principal payments on long-term debt                                                 (234)             (234)
Net proceeds from exercise of stock options                                           872               452
Purchase of Common stock for treasury                                                 ---            (2,932)
                                                                                 --------          --------
Net cash provided by (used in) financing activities                                   638            (2,714)
                                                                                 --------          --------
Increase in cash and cash equivalents                                              19,793            29,348
Cash and cash equivalents at beginning of period                                   50,640            42,132
Short-term investments                                                             53,404            29,522
                                                                                 --------          --------
Cash, cash equivalents and short-term investments                                $123,837          $101,002
                                                                                 ========          ========

Supplemental disclosures:
Interest paid                                                                    $     69          $     79
Income taxes paid                                                                $  2,450          $  3,040


                See accompanying notes to consolidated financial statements.

                          SAWTEK INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended March 31, 2000 and 1999


NOTE 1   BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three and six months ended March 31, 2000 and 1999. These financial statements should be read in conjunction with our audited financial statements as of September 30, 1999, including the notes thereto, and the other information included in our most recent annual report on Form 10-K for the year ended September 30, 1999 (File No. 000-28276), which was filed with the Securities and Exchange Commission, or SEC, on November 5, 1999, and our registration statement filed on Form S-3A (File No. 333-92527) on January 24, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

     We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. Our first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was April 2, 2000, for the second quarter of fiscal 2000. However, for convenience, the financial statements are dated as of March 31, 2000. There were no material transactions from March 31, 2000 through April 2, 2000.

     Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2000. Certain historical accounts have been restated to conform to the current year presentation.

     Certain references made in this Form 10-Q to "Sawtek", "we", "our", and "us" refer to Sawtek Inc., a Florida corporation.

NOTE 2   EARNINGS PER SHARE
---------------------------

     The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                             Three Months Ended            Six Months Ended
                                                                   March 31,                    March 31,
                                                             ------------------            ----------------
                                                            2000           1999           2000          1999
                                                            ----           ----           ----          ----
                                                                   (in thousands, except per share data)
Numerator:
Net income available to common stockholders              $ 12,620        $  7,015       $ 22,803       $ 13,332
                                                         ========        ========       ========       ========

Denominator:
Denominator for basic earnings per share:
 Weighted average shares                                   42,470          41,824         42,396         41,794
Effect of dilutive securities:
 Employee stock options                                     1,254             670          1,272            684
                                                         --------        --------       --------       --------
Denominator for diluted earnings per share:
 Adjusted weighted average shares and
  assumed conversions                                      43,724          42,494         43,668         42,478
                                                         ========        ========       ========       ========
Earnings per share:
 Basic                                                   $   0.30        $   0.17       $   0.54       $   0.32
                                                         ========        ========       ========       ========
 Diluted                                                 $   0.29        $   0.17       $   0.52       $   0.31
                                                         ========        ========       ========       ========



NOTE 3   INVENTORIES
--------------------

     Net inventories consist of the following:

                                         March 31, 2000          September 30, 1999
                                         --------------          ------------------
                                                      (in thousands)
Raw material                                $ 7,420                    $ 2,984
Work in process                               2,560                      1,993
Finished goods                                3,954                      3,075
                                            -------                    -------
      Total                                 $13,934                    $ 8,052
                                            =======                    =======


NOTE 4   PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     Property, plant and equipment consist of the following:

                                                   March 31, 2000          September 30, 1999
                                                   --------------          ------------------
                                                               (in thousands)

Land and Improvements                                 $   841                    $   830
Buildings                                              16,500                     16,500
Production and Test Equipment                          53,866                     39,797
Computer Equipment                                      3,842                      3,455
Furniture and Fixtures                                  2,961                      2,865
Construction in Progress                               12,710                      9,589
                                                      -------                    -------
                                                       90,720                     73,036
Less accumulated depreciation                          30,372                     26,594
                                                      -------                    -------
      Total                                           $60,348                    $46,442
                                                      =======                    =======


NOTE 5   SHAREHOLDERS' EQUITY
-----------------------------

     The consolidated changes in shareholders' equity for the six months ended Mach 31, 2000 are as follows:

                                                                                         Unearned
                                        Common Stock      Treasury Stock     Capital       ESOP       Retained
                                      Shares   Amount    Shares    Amount    Surplus   Compensation   Earnings     Total
                                      ------   ------    ------    ------    -------   ------------   --------     -----
                                                                         (in thousands)

Balance at September 30, 1999         42,668    $21       438     $(2,926)   $74,755       $(781)     $ 87,330    $158,399

Net proceeds from exercise of
 stock options                                           (255)      1,705       (833)                                  872
Compensatory stock option tax
 benefit                                                                       2,076                                 2,076
Net income for the six months ended
 March 31, 2000                                                                                         22,803      22,803
                                      ------    ---      ----     -------    -------       -----      --------    --------
Balance at March 31, 2000             42,668    $21       183     $(1,221)   $75,998       $(781)     $110,133    $184,150
                                      =======   ===      ====     =======    =======       =====      ========    ========




NOTE 6   RECLASSIFICATIONS
--------------------------

     Certain amounts in prior years have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements such as statements of our plans, objectives, expectations and intentions that involve risks and uncertainties. The cautionary statements made herein should be read as being applicable to all related forward looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere.

Overview
--------

     Sawtek designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave, or SAW, technology primarily for use in the wireless communications industry. Our primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as CDMA and GSM digital wireless communications systems, digital microwave radios, wireless local area networks, cable television equipment, Internet infrastructure, various defense and satellite systems, and chemical sensors.

     We have a wide range of customers, but a significant percentage of our revenue is derived from a limited number of customers. Our top three customers during the six months ended March 31, 2000 and 1999, accounted for approximately 43% and 47%, respectively, of total net sales. It is not uncommon for our top three customers to change from quarter to quarter. In addition, we have experienced significant growth in international markets over the last five years, with international sales accounting for approximately 66% of net sales during the first six months of fiscal 2000.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                         Percent Increase
                                                                                       Over the Prior Period

                                  Three Months             Six Months            Three Months         Six Months
                                      Ended                   Ended                   Ended              Ended
                               ------------------        ---------------          -------------      -------------
                                   March 31,                March 31,               March 31,          March 31,
                                2000       1999          2000       1999          2000 vs. 1999      2000 vs. 1999
                                ----       ----          ----       ----          -------------      -------------
Net sales                      100.0%    100.0%         100.0%    100.0%             60.1%                51.8%
Cost of sales                   39.7      41.8           41.0      43.3              51.9%                43.7%
                               -----     -----          -----     -----
Gross profit                    60.3      58.2           59.0      56.7              65.9%                58.1%
Operating expenses:
Selling expenses                 4.0       5.7            3.9       6.0              11.7%                 0.4%
General & administrative
 expenses                        3.3       4.4            3.6       4.6              18.5%                16.5%
Research & development
 expenses                        5.8       6.9            5.6       6.1              35.9%                37.7%
                               -----     -----          -----     -----
Total operating expenses        13.1      17.0           13.1      16.7              23.2%                18.6%
                               -----     -----          -----     -----
Operating income                47.2      41.2           45.9      40.0              83.6%                74.6%
Other income - net               4.2       4.8            4.4       4.9              41.6%                35.9%
                               -----     -----          -----     -----
Income before taxes             51.4      46.0           50.3      44.9              79.2%                70.4%
Income taxes                    17.8      16.1           17.4      15.7              77.9%                69.2%
                               -----     -----          -----     -----
Net income                      33.6%     29.9%          32.9%     29.2%             79.9%                71.0%
                               =====     =====          =====     =====


     Net Sales. Net sales increased 60.1% from $23.5 million in the quarter ended March 31, 1999, to $37.6 million in the quarter ended March 31, 2000. Net sales for the six months ended March 31, 2000, increased by $23.7 million or 51.8% to $69.4 million from the comparable period in 1999.

     These increases were primarily the result of increased revenues from sales of bandpass filters for code division multiple access, or CDMA, base stations, increased shipments of bandpass filters for both global system for mobile communication, or GSM, and CDMA handsets, and shipments of SAW radio frequency, or RF, filters. We first began shipments of GSM IF and RF filters during the quarter ended December 31, 1999. During the three and six months ended March 31, 2000, both GSM IF and RF filters generated approximately $7.0 million and $9.6 million in revenues, respectively. Additional improvements in net sales during the quarter and six months ended March 31, 2000 are attributable to an increased level of sales for filters for wireless local area networks, Internet infrastructure, video transmission and other standard products.

     A significant percentage of our revenues continue to be generated from international markets. Sales to international customers accounted for approximately 66% and 38% of total revenues during the six months ended March 31, 2000 and 1999, respectively. We have witnessed a rebound in sales to the Asian market from a year ago. However, we believe that financial turmoil or instability in international markets, specifically, the Asian market, could reoccur and impact us in the future. Revenues generated from Asian customers continue to vary significantly from quarter to quarter and could decline substantially with little or no advance notice. Revenues generated from Asian customers accounted for approximately 36% and 16% of total revenues during the quarters ended March 31, 2000 and 1999, respectively, and accounted for approximately 36% and 14% of total revenues during the six months ended March 31, 2000 and 1999, respectively.

     Our growth in revenue is highly dependent on the overall growth of the wireless telecommunications market and on our ability to offer new and improved products for this market. Recently, we expanded our product line of SAW filters for this market to include SAW RF filters for handsets and intermediate frequency, or IF, filters for GSM handsets. We shipped approximately $7.0 million and $9.6 million of these filters to customers during the three and six months ended March 31, 2000, respectively. There is no assurance, however, that we will continue to be successful in introducing new products for the wireless telecommunications market.

     We are experiencing increased unit orders from a number of our customers, primarily for CDMA and GSM handset filters, which may, in the short term, create a capacity problem. As a result, we may not be able to fill all of our orders in a timely manner, which could impact our ability to grow revenue. We have initiated an aggressive capital expenditure program to deal with this issue; however, it will take several quarters before all of the new equipment and facilities are operational. In addition, in the recent past, we experienced a shortage of ceramic surface mount packages, which are used in the assembly of products and account for approximately 50% of our revenue. We have taken an aggressive position by increasing our raw material inventory to provide a higher level of safety stock to mitigate the impact of potential shortages. However, there is no assurance that shortages could not reoccur in the future. If this were to happen, it could impact our ability to respond to customer requirements, which could impact our ability to grow revenue.

     We believe that prices for filters for CDMA base stations will decline in the future due to the transition to smaller surface mount packages which would reduce revenues and gross margins on these products. Sales of CDMA base station filters accounted for approximately 23% and 22% of total revenues during the three and six months ended March 31, 2000, respectively.

     Gross Margin. Gross profit margins increased from 58.2% in the quarter ended March 31, 1999, to 60.3% in the quarter ended March 31, 2000. Gross margins for the six-months ended March 31, 2000 was 59.1% compared to 56.7% for the comparable period in 1999.

     The gross margin increase was primarily due to higher than expected yields on new products, improved productivity, and lower costs, resulting from more product being produced in our facility in Costa Rica. Our Costa Rican plant accounted for 52% and 49% of consolidated sales during the three and six months ended March 31, 2000 and 1999, respectively.

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


     Selling Expenses. Selling expenses increased 11.7% from $1.3 million in the quarter ended March 31, 1999 to $1.5 million in the quarter ended March 31, 2000. Selling expenses for the six months ended March 31, 2000, increased 0.4% to $2.7 million from the comparable period in 1999. As a percentage of net sales, selling expenses decreased from 5.7% during the quarter ended March 31, 1999, to 4.0% in the quarter ended March 31, 2000, and decreased from 6.0% during the six months ended March 31, 1999, to 3.9% during the six months ended March 31, 2000. This decrease in selling expenses as a percentage of net sales is attributable to a reduction in commissions paid to independent sales representatives, primarily in South Korea. We opened a Korean sales office during the second quarter of 1999, which reduced the cost of selling into the Korean market.


     General and Administrative Expenses. General and administrative expenses increased 18.5% from $1.0 million in the quarter ended March 31, 1999 to $1.2 million in the quarter ended March 31, 2000. General and administrative expenses for the six months ended March 31, 2000, increased 16.5% to $2.5 million from the comparable period in 1999. As a percentage of net sales, general and administrative expenses decreased from 4.4% during the quarter ended March 31, 1999, to 3.3% in the quarter ended March 31, 2000, and decreased from 4.6% during the six months ended March 31, 1999, to 3.6% during the six months ended March 31, 2000. The absolute dollar increase in general and administrative expenses can be attributed to increased staffing and other items related to the capacity expansion currently under way.


     Research and Development Expenses. Research and development expenses increased 35.9% from $1.6 million in the quarter ended March 31, 1999 to $2.2 million in the quarter ended March 31, 2000. Research and development expenses for the six months ended March 31, 2000, increased 37.7% to $3.9 million from the comparable period in 1999. As a percentage of net sales, research and development expenses decreased from 6.9% during the quarter ended March 31, 1999, to 5.8% in the quarter ended March 31, 2000, and decreased from 6.2% during the six months ended March 31, 1999, to 5.6% during the six months ended March 31, 2000. The increase in research and development expenses is the result of a higher level of new product development.


     Other Income. Other income increased 41.6% and 35.9% from $1.1 million and $2.2 million during the three and six months ended March 31, 1999, respectively, to $1.6 million and $3.0 million during the three and six months ended March 31, 2000, respectively. These increases are the result of higher interest income being earned on increased levels of cash, cash equivalents and short-term investments.

     Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 34.8% and 35% for the three and six months ended March 31, 2000 and 1999, respectively. The Company expects that its effective tax rate will remain at approximately 34% to 35% during fiscal 2000.


Liquidity and Capital Resources
-------------------------------

     To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operations in Orlando and Costa Rica and potential acquisitions of new technologies or compatible companies. For the six months ended March 31, 2000, we generated net cash from operating activities of approximately $26.3 million. Cash generated from operations consisted primarily of net income of $22.8 million, $4.1 million of depreciation and amortization, an increase of $9.3 million in deferred taxes and income taxes payable and an increase of approximately $2.0 million in accounts payable. These increases were partially offset by an increase in accounts receivable of approximately $5.0 million, an increase in inventory of approximately $5.9 million and a decrease in accrued liabilities of approximately $1.2 million.

     We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2001. There were no borrowings against the line of credit as of March 31, 2000.

     During the three and six months ended March 31, 2000, we spent approximately $9.3 million and $18.4 million, respectively, on new equipment and facilities. We intend to spend an additional $8 million to $12 million during the remainder of fiscal year 2000 on capital equipment and facilities to increase capacity. It is also our intention to order additional equipment in late 2000, which will utilize next generation manufacturing techniques.

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


     We believe that our present cash position and funds expected to be generated from operations will be sufficient to meet our projected working capital and other cash requirements through the next twelve months. Thereafter, we may require additional equity or debt financing to address our working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that it will be available on acceptable terms, if at all.

Foreign Operations, Export Sales and Foreign Currency
-----------------------------------------------------

     We established a subsidiary in Costa Rica in 1996. As of March 31, 2000, we had a net investment in fixed assets of approximately $25.8 million in this operation. During the three and six months ended March 31, 2000, we recorded net sales of approximately $19.7 million and $36.3 million, respectively, with operating profits of approximately $4.8 million and $10.9 million, respectively. The functional currency for the Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. The cost to operate this subsidiary is nominal.

     In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary is nominal.

     International sales are denominated in U.S. dollars. During the six months ended March 31, 2000 and 1999, international sales accounted for approximately 66% and 38% of net sales, respectively. Sales to the European market accounted for approximately 18% and 20% of net sales for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea, were approximately 36% and 14% of net sales, respectively, for these same periods.

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

     The new common European currency, the euro, made its debut in January 1999. During the three and six months ended March 31, 2000, approximately 22% and 18%, respectively, of our sales were to European customers. To date, no customers or suppliers have requested us to transact business in the euro. At this time, the impact of this new currency is not determinable.


Recently Issued Accounting Standards
------------------------------------

     Please see Note 1 to the Consolidated Financial Statements included in our report on Form 10-K for the year ended September 30, 1999, for a discussion of new pronouncements.

Impact of Inflation
-------------------

     We believe that inflation has not had a material impact on operating costs and earnings.


Impact of the Year 2000
-----------------------

     The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of ours and our business partners could recognize a date using "00" as the year 1900 rather than the year 2000, which potentially could result in system failure or disruption of operations.

     We diligently addressed the potential Year 2000 issue through remediation projects relating to our information technology systems, non-information technology systems and material third party relationships. We completed these initiatives at an estimated cost of approximately $250,000. As previously disclosed, most of our information technology systems were updated or replaced with Year 2000 compliant applications in the normal course of business.

     As of this date, we have not experienced any significant business disruptions or system failures as a result of the Year 2000 issue. Additionally, there has been no substantial Year 2000 related issues reported from our major business partners.

     Although the Year 2000 event has occurred, and while there can be no assurances that there will be no problems related to the Year 2000 for a period of time after January 1, 2000, we believe that the Company will not be adversely impacted by the Year 2000 issue.


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

     Approximately 74% of our net sales for 1999 and 1998 were derived from sales of SAW devices for applications in wireless communications systems. This trend continued during the first two quarters of 2000, with approximately 74% of our total net sales being derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other development resulting in a reduction in demand for wireless services would have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products for CDMA-based systems, including base stations and subscriber handsets, accounted for approximately 56% of our net sales in 1999 and 1998. During the six months ended March 31, 2000, approximately 47% of our net sales were generated from sales for CDMA-based systems. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

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

     We have initiated a capital expenditure program, estimated at $22 million to $32 million for fiscal year 2000, to increase our manufacturing output to enable us to grow our revenue. This plan includes new wafer fabrication capacity and capability in Orlando, new assembly capacity in Orlando and Costa Rica and expanding our building in Costa Rica. Any delay in increasing our capacity will have a material adverse impact on our ability to meet the anticipated demand for our new products and on our ability to grow revenue. During the six months ended March 31, 2000, we spent approximately $18.4 million under this plan

Because we rely on a limited number of suppliers, our operating results would be adversely affected if a few suppliers were unable to meet our needs.

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

     Overall, our net sales from international sales accounted for approximately 41%, 37% and 43% of net sales for 1999, 1998 and 1997, respectively. During the six months ended March 31, 2000, international sales accounted for approximately 66% of net sales. The sale of products in foreign countries involves a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

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

     We have grown our net sales over the past several years partly from shipments to South Korean customers. In 1999, our net sales from South Korean customers was approximately $16.8 million, equal to 17% of total net sales, and in 1998 it was approximately $14 million, or 14% of net sales. However, net sales from South Korean customers fluctuates greatly as experienced in the last quarter of 1998 when those net sales declined to $1.1 million, or approximately 5% of total net sales, compared to $4.8 million, or approximately 18% of total net sales, in the immediately preceding quarter. During the six months ended March 31, 2000, sales to South Korean customers approximated $19.9 million or 29% of total net sales. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 24 months and may continue to face economic problems which would adversely impact our sales in these regions.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of one or two customers.

     A few large customers have accounted for a significant portion of our net sales. Sales to our top 10 customers accounted for approximately 70% and 76% of net sales in 1999 and 1998, respectively. Motorola, our largest customer, accounted for 23% of net sales in 1999 and 17% of net sales in 1998 and we believe it will continue to account for a high percentage of net sales in 2000. During the six months ended March 31, 2000, sales to our top 10 customers accounted for approximately 75% of our total net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Our future success depends largely upon the decisions of our current customers to continue to purchase our products, as well as the decisions of prospective customers to develop and market systems that incorporate our products.

A disruption in our Costa Rican operations could have an adverse impact on our operating results.

     During 1999, net sales from our Costa Rican operation accounted for approximately 47% of our total net sales and 40% of our operating income. During the six months ended March 31, 2000, net sales from our Costa Rican operation generated approximately 52% of our total net sales and 34% of our operating income. We expect our Costa Rican operations to account for an increasing proportion of our overall operations in the future. Operating a production facility in Costa Rica presents potential risks of disruption, including:

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

     Our business is dependent upon the application of SAW-based technology. Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of SAW filters for certain applications. Direct conversion is a process that converts an RF signal to baseband without the need for a SAW IF filter. Qualcomm Inc. of San Diego, California, and Analog Devices, Inc. of Norwood, Massachusetts, both produce integrated circuits for use in wireless phones and have announced products or plans to produce products that utilize direct conversion technology that could reduce or eliminate SAW filters in certain applications. Other companies, as well, may from time to time, announce products, patents or other claims relating to direct conversion or such other technologies that may reduce or eliminate certain SAW filters. The product produced by Analog Devices, Inc. may have some application in certain GSM phones, which, if proven to be successful, could impact our GSM IF products for handsets, which accounted for approximately 8% of total net revenues for the six months ended March 31, 2000. Qualcomm Inc. indicated that they were working on a direct conversion concept for CDMA phones for potential production in the future, but acknowledged the extreme difficulty of such a solution and could offer no time frame for its introduction.

     Any development of a cost-effective technology that replaces SAW filtering technology or reduces the need for SAW filtering technology could have a material adverse effect on our business, financial condition and results of operations.


We expect competition to increase, which could result in lower selling prices and have an adverse effect on our operating results.

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

     We are exposed to minimal interest rate risk on debt instruments as our outstanding debt is less than $2 million, and we do not plan to use additional debt-based financing to fund capital expenditures in 2000.

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

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    a)     Exhibits

                                  Index to Exhibits

         Exhibit Number
         --------------
              27 Financial Data Schedule (filed electronically only with the SEC)

                    b)     Reports on Form 8-K

                           On February 28, 2000, we filed with the Commission a Current Report on Form 8-K regarding the press release issued by us dated February 18, 2000, responding to comments made in the financial press.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   April 18, 2000


                          SAWTEK INC.
                          (Registrant)




                          /S/ Raymond A. Link
                          Raymond A. Link
                          Senior Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)