Form 10-Q
period 2000-06-30
SAWTEK INC \FL\
filed 2000-07-17
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                               -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

     As of July 17, 2000, there were 42,619,678 shares of the Registrant's Common stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number
         ---------------------                                       -----------
     Item 1.   Financial Statements (unaudited)

               Consolidated Balance Sheets as of June 30, 2000 and
                September 30, 1999......................................  3

               Consolidated Statements of Income for the three months
                and nine months ended June 30, 2000 and 1999............  4

               Consolidated Statements of Cash Flows for the nine months
                ended June 30, 2000 and 1999............................  5

               Notes to Consolidated Financial Statements...............  6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................  9

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk .. 24

Part II. Other Information
         -----------------
     Item 1.   Legal Proceedings ....................................... 25

     Item 2.   Changes in Securities ................................... 25

     Item 3.   Defaults Upon Senior Securities ......................... 25

     Item 4.   Submission of Matters to a Vote of Security Holders ..... 25

     Item 5.   Other Information ....................................... 25

     Item 6.   Exhibits and Reports on Form 8-K ........................ 25

Signatures.............................................................. 26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SAWTEK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                                                    June 30,         September 30,
                                                                      2000               1999
                                                                    --------         -------------
                                                                  (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                 $ 135,856          $ 115,274
  Accounts receivable, net                                             26,869             18,641
  Inventories, net                                                     16,470              8,052
  Deferred income taxes                                                 1,082              1,063
  Other current assets                                                  2,298              2,107
                                                                    ---------          ---------
       Total current assets                                           182,575            145,137
Property, plant and equipment, net                                     60,984             46,442
                                                                    ---------          ---------
          Total assets                                              $ 243,559          $ 191,579
                                                                    =========          =========

Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                                  $   4,239          $   4,055
  Accrued liabilities                                                   6,088              5,312
  Current maturities of long-term debt                                    289                379
  Income taxes payable                                                  2,852                191
                                                                    ---------          ---------
       Total current liabilities                                       13,468              9,937

Long-term debt, less current maturities                                 1,574              1,790
Deferred income taxes                                                  27,784             21,453

Shareholders' equity:
  Common stock; $.0005 par value; 120,000,000 authorized
   shares; 42,668,194 issued shares; 42,599,541 and 42,230,489 outstanding shares at June 30, 2000 and September 30, 1999,
   respectively                                                             21                21
  Capital surplus                                                       76,926            74,755
  Unearned ESOP compensation                                              (781)             (781)
  Retained earnings                                                    125,025            87,330
  Less common stock held in treasury at cost; 68,653 shares at
   June 30, 2000 and 437,705 shares at September 30, 1999                 (458)           (2,926)
                                                                     ---------         ---------
       Total shareholders' equity                                      200,733           158,399
                                                                     ---------         ---------
          Total liabilities and shareholders' equity                 $ 243,559         $ 191,579
                                                                     =========         =========

          See accompanying notes to consolidated financial statements.


                          SAWTEK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                                                     Three Months Ended                   Nine Months Ended
                                                          June 30,                             June 30,
                                                   2000             1999                2000             1999
                                                   ----             ----                ----             ----
                                                              (in thousands, except per share data)

Net sales                                       $ 44,105         $ 26,045           $ 113,515          $ 71,761
Cost of sales                                     17,546           10,737              45,970            30,523
                                                --------         --------           ---------          --------
Gross profit                                      26,559           15,308              67,545            41,238

Operating expenses:
  Selling expenses                                 1,631            1,517               4,367             4,242
  General & administrative expenses                1,629            1,114               4,095             3,230
  Research & development expenses                  2,306            1,334               6,179             4,147
                                                --------         --------           ---------          --------
     Total operating expenses                      5,566            3,965              14,641            11,619
                                                --------         --------           ---------          --------
Operating income                                  20,993           11,343              52,904            29,619

Other income, net                                  1,831            1,174               4,867             3,409
                                                --------         --------           ---------          --------
Income before taxes                               22,824           12,517              57,771            33,028
Income taxes                                       7,932            4,380              20,076            11,559
                                                --------         --------           ---------          --------
Net income                                      $ 14,892         $  8,137           $  37,695          $ 21,469
                                                ========         ========           =========          ========

Net income per share:
  Basic                                         $   0.35         $   0.19           $    0.89          $   0.51
  Diluted                                       $   0.34         $   0.19           $    0.86          $   0.50

Shares used in per share calculation:
  Basic                                           42,566           42,004              42,452            41,864
  Diluted                                         43,808           43,066              43,661            42,674


          See accompanying notes to consolidated financial statements.



                          SAWTEK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                            (in thousands)
Operating activities:
Net income                                                                           $  37,695         $  21,469
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          6,965             5,489
  Deferred income taxes                                                                  6,312             4,003
  Loss on disposal of equipment                                                            365
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                                  (8,228)           (3,270)
   Inventories                                                                          (8,418)             1,154
   Other current assets                                                                   (191)             (457)
  Increase (decrease) in liabilities:
   Accounts payable                                                                        184               805
   Accrued liabilities                                                                     776             (462)
   Income taxes payable                                                                  5,464                26
                                                                                     ---------         ---------
Net cash provided by operating activities                                               40,924            28,757

Investing activities:
Purchase of property, plant and equipment, net                                         (21,872)           (3,438)
Short-term investments                                                                  (3,242)           10,985
                                                                                     ---------         ---------
Net cash provided by (used in) investing activities                                    (25,114)            7,547

Financing activities:
Principal payments on long-term debt                                                      (306)             (351)
Net proceeds from exercise of stock options                                              1,836             4,399
Purchase of Common stock for treasury                                                                     (2,932)
                                                                                     ---------         ---------
Net cash provided by financing activities                                                1,530             1,116
                                                                                     ---------         ---------

Increase in cash and cash equivalents                                                   17,340            37,420
Cash and cash equivalents at beginning of period                                        50,640            42,132
Short-term investments                                                                  67,876            31,014
                                                                                     ---------         ---------
Cash, cash equivalents and short-term investments                                    $ 135,856         $ 110,566
                                                                                     =========         =========

Supplemental disclosures:
Interest paid                                                                        $     103         $     116
Income taxes paid                                                                    $   7,860         $   5,190


          See accompanying notes to consolidated financial statements.

                          SAWTEK INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Nine Months Ended June 30, 2000 and 1999


NOTE 1   BASIS OF PRESENTATION
------------------------------
     The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of June 30, 2000, and the results of its operations and its cash flows for the three and nine months ended June 30, 2000 and 1999. These financial statements should be read in conjunction with our audited financial statements as of September 30, 1999, including the notes thereto, and the other information included in our most recent annual report on Form 10-K for the year ended September 30, 1999 (File No. 000-28276), which was filed with the Securities and Exchange Commission, or SEC, on November 5, 1999, and our registration statement filed on Form S-3A (File No. 333-92527) on January 24, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

     We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. Our first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was July 2, 2000, for the third quarter of fiscal 2000. However, for convenience, the financial statements are dated as of June 30, 2000. There were no material transactions from June 30, 2000 through July 2, 2000.

     Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2000. Certain historical accounts have been restated to conform to the current year presentation.

     Certain references made in this Form 10-Q to "Sawtek", "we", "our", and "us" refer to Sawtek Inc., a Florida corporation.

NOTE 2   EARNINGS PER SHARE
---------------------------
     The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                               Three Months Ended            Nine Months Ended
                                                                    June 30,                     June 30,
                                                              2000           1999           2000          1999
                                                              ----           ----           ----          ----
                                                                   (in thousands, except per share data)
Numerator:
Net income available to common stockholders                 $14,892        $ 8,137        $37,695       $21,469
                                                            =======        =======        =======       =======
Denominator:
Denominator for basic earnings per share:
   Weighted average shares                                   42,566         42,004         42,452        41,864
Effect of dilutive securities:
   Employee stock options                                     1,242          1,062          1,209           810
                                                            -------        -------        -------       -------
Denominator for diluted earnings per share:
   Adjusted weighted average shares and
    assumed conversions                                      43,808         43,066         43,661        42,674
                                                            =======        =======        =======       =======
Earnings per share:
   Basic                                                    $  0.35        $  0.19        $  0.89       $  0.51
                                                            =======        =======        =======       =======
   Diluted                                                  $  0.34        $  0.19        $  0.86       $  0.50
                                                            =======        =======        =======       =======


NOTE 3   INVENTORIES
--------------------
     Net inventories consist of the following:

                                          June 30, 2000          September 30, 1999
                                          -------------          ------------------
                                                      (in thousands)

Raw material                                 $10,500                 $ 2,984
Work in process                                3,248                   1,993
Finished goods                                 2,722                   3,075
                                             -------                 -------
      Total                                  $16,470                 $ 8,052
                                             =======                 =======



NOTE 4   PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
     Property, plant and equipment consist of the following:

                                         June 30, 2000           September 30, 1999
                                         -------------           ------------------
                                                     (in thousands)

Land and Improvements                      $   841                     $   830
Buildings                                   16,500                      16,500
Production and Test Equipment               63,230                      39,797
Computer Equipment                           3,943                       3,455
Furniture and Fixtures                       2,954                       2,865
Construction in Progress                     6,688                       9,589
                                           -------                     -------
                                            94,156                      73,036
Less accumulated depreciation               33,172                      26,594
                                           -------                     -------
      Total                                $60,984                     $46,442
                                           =======                     =======


NOTE 5   SHAREHOLDERS' EQUITY
-----------------------------
     The consolidated changes in shareholders' equity for the nine months ended June 30, 2000 are as follows:

                                                                                         Unearned
                                        Common Stock      Treasury Stock     Capital       ESOP       Retained
                                      Shares   Amount    Shares    Amount    Surplus   Compensation   Earnings     Total
                                      ------   ------    ------    ------    -------   ------------   --------     -----
                                                                         (in thousands)

Balance at September 30, 1999         42,668    $21        438    $(2,926)   $74,755      $(781)      $ 87,330    $158,399

Net proceeds from exercise of
 stock options                                            (369)     2,468       (632)                                1,836
Compensatory stock option tax
 benefit                                                                       2,803                                 2,803
Net income for the nine months
 ended June 30, 2000                                                                                    37,695      37,695
                                      ------    ---        ---    -------    -------      -----       --------    --------
Balance at June 30, 2000              42,668    $21         69    $  (458)   $76,926      $(781)      $125,025    $200,733
                                      ======    ===        ===    =======    =======      =====       ========    ========


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

Overview
--------
     Sawtek designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave, or SAW, technology primarily for use in the wireless communications industry. Our primary products are custom-designed, high performance bandpass filters, resonators, delay lines, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as CDMA and GSM digital wireless communications systems, digital microwave radios, wireless local area networks, cable television equipment, Internet infrastructure, various defense and satellite systems, and sensors.

     We have a wide range of customers, but a significant percentage of our revenue is derived from a limited number of customers. Our top three customers during the nine months ended June 30, 2000 and 1999, accounted for approximately 44% and 45%, respectively, of total net sales. It is not uncommon for our top three customers to change from quarter to quarter. In addition, we have experienced significant growth in international markets over the last five years, with international sales accounting for approximately 62% of net sales during the first nine months of fiscal 2000.

Results of Operations
---------------------
     The following table sets forth, for the periods indicated, information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                         Percent Increase
                                                                                       Over the Prior Period

                              Three Months Ended          Nine Months            Three Months        Nine Months
                                                             Ended                   Ended              Ended
                                   June 30,                 June 30,               June 30,            June 30,
                               2000       1999          2000       1999          2000 vs. 1999      2000 vs. 1999
                               ----       ----          ----       ----          -------------      -------------
Net sales                     100.0%     100.0%        100.0%     100.0%             69.3%              58.2%
Cost of sales                  39.8       41.2          40.5       42.5              63.4%              50.6%
                              -----      -----         -----      -----
Gross profit                   60.2       58.8          59.5       57.5              73.5%              63.8%
Operating expenses:
Selling expenses                3.7        5.8           3.9        5.9               7.5%               2.9%
General & administrative
 expenses                       3.7        4.3           3.6        4.5              46.2%              26.7%
Research & development
 expenses                       5.2        5.1           5.4        5.8              72.9%              49.0%
                              -----      -----         -----      -----
Total operating expenses       12.6       15.2          12.9       16.2              40.4%              26.0%
                              -----      -----         -----      -----
Operating income               47.6       43.6          46.6       41.3              85.1%              78.6%
Other income - net              4.2        4.5           4.3        4.7              56.0%              42.8%
                              -----      -----         -----      -----
Income before taxes            51.8       48.1          50.9       46.0              82.3%              74.9%
Income taxes                   18.0       16.8          17.7       16.1              81.1%              73.7%
                              -----      -----         -----      -----
Net income                     33.8%      31.3%         33.2%      29.9%             83.0%              75.6%
                              =====      =====         =====      =====


     Net Sales. Net sales increased 69.3% from $26.0 million in the quarter ended June 30, 1999, to $44.1 million in the quarter ended June 30, 2000. Net sales for the nine months ended June 30, 2000, increased by $41.8 million or 58.2% to $113.5 million from the comparable period in 1999.

     These increases were primarily the result of increased revenues from the sale of bandpass filters for code division multiple access, or CDMA, base stations and handsets, increased shipments of bandpass filters for both global system for mobile communication, or GSM, and CDMA base stations and handsets, and shipments of SAW radio frequency, or RF, filters for handsets. We first began shipments of GSM IF and RF filters during the quarter ended December 31, 1999. Additional improvements in net sales during the quarter and nine months ended June 30, 2000 are attributable to an increased level of sales for filters for wireless local area networks, Internet infrastructure, video transmission and other standard products.

     A significant percentage of our revenues continue to be generated from international markets. Sales to international customers accounted for approximately 62.2% and 38.3% of total revenues during the nine months ended June 30, 2000 and 1999, respectively. However, we believe that financial turmoil or instability in international markets, specifically, the Asian market, could reoccur and impact us in the future. Revenues generated from Asian customers continue to vary significantly from quarter to quarter and could decline substantially with little or no advance notice. Revenues generated from Asian customers accounted for approximately 27.7% and 19.2% of total revenues during the quarters ended June 30, 2000 and 1999, respectively, and accounted for approximately 32.5% and 15.7% of total revenues during the nine months ended June 30, 2000 and 1999, respectively.

     During the quarter ended June 30, 2000, approximately 70% of our Asian revenue was generated from South Korea. The South Korean government recently reduced subsidies for the purchase of cellular phones in the South Korean market. We have recently seen delays in orders and some push out of orders to South Korean customers as a result of this governmental action. At present, we are uncertain what the near or mid-term impact of this action will be on our revenues from these customers.

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

     We are experiencing increased unit orders from a number of our customers, primarily for CDMA and GSM handset filters, which may, in the short term, create a capacity problem. As a result, we may not be able to fill all of our orders in a timely manner, which could impact our ability to grow revenue. We have initiated an aggressive capital expenditure program to deal with this issue; however, it will take several quarters before all of the new equipment and facilities are operational. In addition, in the past, we experienced a shortage of ceramic surface mount packages, which are used in the assembly of products and account for approximately 50% of our revenue. We have taken an aggressive position by increasing our raw material inventory to provide a higher level of safety stock to mitigate the impact of potential shortages. However, there is no assurance that shortages could not reoccur in the future. If this were to happen, it could impact our ability to respond to customer requirements, which could impact our ability to grow revenue.

     Finally, we believe that prices for filters for CDMA base stations will decline in the future due to the transition to smaller surface mount packages which would reduce revenues and gross margins on these products. Sales of CDMA base station filters accounted for approximately 21.8% and 22.0% of total revenues during the three and nine months ended June 30, 2000, respectively.

     Gross Margin. The gross profit margin percentage increased from 58.8% in the quarter ended June 30, 1999, to 60.2% in the quarter ended June 30, 2000. Gross margins for the nine-months ended June 30, 2000 was 59.5% compared to 57.5% for the comparable period in 1999.

     The gross margin increase was primarily due to higher than expected sales of filters for base stations and yields on new products, improved productivity, and lower costs, resulting from more product being produced in our facility in Costa Rica. Our Costa Rican plant accounted for 53.1% and 52.7% of consolidated sales during the three and nine months ended June 30, 2000, respectively. Our Costa Rican plant accounted for 46.5% and 47.8% of consolidated sales during the three and nine months ended June 30, 1999, respectively.

     We continue to believe that gross margins will decline in the future as we shift more of our product mix to handset filters, which are lower priced, have lower profit margins, and are subject to more competitive pricing pressure than our other products. In addition, the prices of ceramic surface mount packages, which have been in short supply, could increase in price, resulting in lower gross margins.

     Selling Expenses. Selling expenses increased 7.5% from $1.5 million in the quarter ended June 30, 1999 to $1.6 million in the quarter ended June 30, 2000. Selling expenses for the nine months ended June 30, 2000, increased 2.9% to $4.4 million from the comparable period in 1999. As a percentage of net sales, selling expenses decreased from 5.8% during the quarter ended June 30, 1999, to 3.7% in the quarter ended June 30, 2000, and decreased from 5.9% during the nine months ended June 30, 1999, to 3.9% during the nine months ended June 30, 2000. This decrease in selling expenses as a percentage of net sales is attributable to a reduction in commissions paid to independent sales representatives, primarily in South Korea. We opened a Korean sales office during the second quarter of 1999, which reduced the cost of selling into the Korean market.

     General and Administrative Expenses. General and administrative expenses increased 46.2% from $1.1 million in the quarter ended June 30, 1999 to $1.6 million in the quarter ended June 30, 2000. General and administrative expenses for the nine months ended June 30, 2000, increased 26.7% to $4.1 million from the comparable period in 1999. As a percentage of net sales, general and administrative expenses decreased from 4.3% during the quarter ended June 30, 1999, to 3.7% in the quarter ended June 30, 2000, and decreased from 4.5% during the nine months ended June 30, 1999, to 3.6% during the nine months ended June 30, 2000. The absolute dollar increase in general and administrative expenses can be attributed to increased staffing and other items related to the capacity expansion currently under way, increased salaries and bonuses and to increased legal and accounting services as we expand our business and evaluate various tax and business strategies.

     Research and Development Expenses. Research and development expenses increased 72.9% from $1.3 million in the quarter ended June 30, 1999 to $2.3 million in the quarter ended June 30, 2000. Research and development expenses for the nine months ended June 30, 2000, increased 49.0% to $6.2 million from the comparable period in 1999. As a percentage of net sales, research and development expenses increased from 5.1% during the quarter ended June 30, 1999, to 5.2% in the quarter ended June 30, 2000, and decreased from 5.8% during the nine months ended June 30, 1999, to 5.4% during the nine months ended June 30, 2000. The increase in research and development expenses is the result of a higher level of new product development.

     Other Income. Other income increased 56.0% and 42.8% from $1.2 million and $3.4 million during the three and nine months ended June 30, 1999, respectively, to $1.8 million and $4.9 million during the three and nine months ended June 30, 2000, respectively. These increases are the result of higher interest income being earned on increased levels of cash, cash equivalents and short-term investments.

     Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 34.8% and 35.0% for the three and nine months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------
     To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operations in Orlando and Costa Rica and potential acquisitions of new technologies or compatible companies. For the nine months ended June 30, 2000, we generated net cash from operating activities of approximately $40.9 million. Cash generated from operations consisted primarily of net income of $37.7 million, $7.0 million of depreciation and amortization, an increase of $11.8 million in deferred taxes and income taxes payable and an increase of approximately $1.0 million in accounts payable and accrued liabilites. These increases were partially offset by an increase in accounts receivable of approximately $8.2 million and an increase in inventory of approximately $8.4 million.

     We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2001. There were no borrowings against the line of credit as of June 30, 2000.

     During the three and nine months ended June 30, 2000, we spent approximately $3.4 million and $21.9 million, respectively, on new equipment and facilities. We intend to spend an additional $5 million to $10 million during the remainder of fiscal year 2000 on capital equipment and facilities to increase capacity. It is also our intention to order additional equipment in late 2000, which will utilize next generation manufacturing techniques.

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

Foreign Operations, Export Sales and Foreign Currency
-----------------------------------------------------
     We established a subsidiary in Costa Rica in 1996. As of June 30, 2000, we had a net investment in fixed assets of approximately $26.0 million in this operation. During the three and nine months ended June 30, 2000, we recorded net sales of approximately $23.4 million and $59.8 million, respectively, with operating profits of approximately $6.9 million and $17.9 million, respectively. The functional currency for the Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. The cost to operate this subsidiary is nominal.

     In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary is nominal.

     International sales are denominated in U.S. dollars. During the nine months ended June 30, 2000 and 1999, international sales accounted for approximately 62.2% and 38.3% of net sales, respectively. Sales to the European market accounted for approximately 20.5% and 18.2% of net sales for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea, were approximately 32.5% and 15.7% of net sales, respectively, for these same periods.

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

     The new common European currency, the euro, made its debut in January 1999. During the three and nine months ended June 30, 2000, approximately 24.1% and 20.5%, respectively, of our sales were to European customers. To date, no customers or suppliers have requested us to transact business in the euro. At this time, the impact of this new currency is not determinable.


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

     Approximately 74% of our net sales for 1999 and 1998 were derived from sales of SAW devices for applications in wireless communications systems. This trend continued during the first three fiscal quarters of 2000, with approximately 73.6% of our total net sales being derived from sales of SAW devices for applications in wireless communications systems. Any economic, technological or other development resulting in a reduction in demand for wireless services and products would have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products for CDMA-based systems, including base stations and subscriber handsets, accounted for approximately 56% of our net sales in 1999. During the nine months ended June 30, 2000, approximately 45% of our net sales were generated from sales for CDMA-based systems. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

If we are unable to successfully develop and bring new products to market, our operating results will be adversely affected.

     Recently, we announced our intent to offer an expanded line of SAW filters for the wireless handset market, including SAW RF and GSM IF filters. To date, we have completed some designs for these filters, and we have received orders for these products and began shipments in fiscal 2000. We have also ordered and begun to receive the materials and equipment necessary to enter this market. Expanding our product line and sales of these filters is an important part of our growth strategy. There is no assurance that we will be successful in our efforts to introduce these and other new filters for the wireless telecommunications market.

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

     We have initiated a capital expenditure program, estimated at $25 million to $32 million for fiscal year 2000, to increase our manufacturing output to enable us to grow our revenue. This plan includes new wafer fabrication capacity and capability in Orlando, new assembly capacity in Orlando and Costa Rica and expanding our building in Costa Rica. Any delay in increasing our capacity will have a material adverse impact on our ability to meet the anticipated demand for our new products and on our ability to grow revenue. During the nine months ended June 30, 2000, we spent approximately $21.9 million under this plan.

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

     Overall, our net sales from international sales accounted for approximately 41%, 37% and 43% of net sales for 1999, 1998 and 1997, respectively. During the nine months ended June 30, 2000, international sales accounted for approximately 62.2% of net sales. The sale of products in foreign countries involves a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

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

     We have grown our net sales over the past several years partly from shipments to South Korean customers. For the nine months ended June 30, 2000, our net sales from South Korean customers was approximately $28.2 million or 25% of total net sales, and in 1999 it was approximately $16.8 million, or 17% of net sales. However, net sales from South Korean customers fluctuates greatly as experienced in the last quarter of 1998 when those net sales declined to $1.1 million, or approximately 5% of total net sales, compared to $4.8 million, or approximately 18% of total net sales, in the immediately preceding quarter. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 24 months and may continue to face economic problems which would adversely impact our sales in these regions. In addition, the South Korean government recently reduced subsidies for the purchase of cellular phones in the South Korean market, which could adversely impact future sales of our product into this market.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of one or two customers.

     A few large customers have accounted for a significant portion of our net sales. Sales to our top 10 customers accounted for approximately 70% and 76% of net sales in 1999 and 1998, respectively. Motorola, our largest customer, accounted for 23% of net sales in 1999 and 17% of net sales in 1998 and we believe it will continue to account for a high percentage of net sales in 2000. During the nine months ended June 30, 2000, sales to our top 10 customers accounted for approximately 72% of our total net sales. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Our future success depends largely upon the decisions of our current customers to continue to purchase our products, as well as the decisions of prospective customers to develop and market systems that incorporate our products.

A disruption in our Costa Rican operations could have an adverse impact on our operating results.

     During 1999, net sales from our Costa Rican operation accounted for approximately 47% of our total net sales and 40% of our operating income. During the nine months ended June 30, 2000, net sales from our Costa Rican operation generated approximately 53% of our total net sales and 38% of our operating income. We expect our Costa Rican operations to account for an increasing proportion of our overall operations in the future. Operating a production facility in Costa Rica presents potential risks of disruption, including:

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

     Our business is dependent upon the application of SAW-based technology. Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of SAW filters for certain applications. Direct conversion is a process that converts an RF signal to baseband without the need for a SAW IF filter. Qualcomm Inc. of San Diego, California, and Analog Devices, Inc. of Norwood, Massachusetts, both produce integrated circuits for use in wireless phones and have announced products or plans to produce products that utilize direct conversion technology that could reduce or eliminate SAW filters in certain applications. Other companies, as well, may from time to time, announce products, patents or other claims relating to direct conversion or such other technologies that may reduce or eliminate certain SAW filters. The product produced by Analog Devices, Inc. may have some application in certain GSM phones, which, if proven to be successful, could impact our GSM IF filters for handsets. We believe that revenues generated from GSM IF filter sales could account for up to 10% of total net revenues in the fiscal year 2001. Qualcomm Inc. indicated that they were working on a direct conversion concept for CDMA phones for potential production in the future, but acknowledged the extreme difficulty of such a solution and could offer no time frame for its introduction.

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

     In addition, the Sawtek Employee Stock Ownership and 401(k) Plan, or the ESOP, owns approximately 21% of our outstanding common stock. The ESOP trustee has the right to vote all of these shares. The ESOP trustee generally votes the shares allocated to participants' accounts in accordance with their voting directions and votes in its sole discretion with respect to the unallocated shares. If the ESOP trustee were to vote against or oppose a proposed acquisition of us, a potential acquirer might be discouraged from acquiring us even though the holders of a majority of the shares of our common stock were in favor of the acquisition.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits

                                Index to Exhibits

        Exhibit
        Number
        -------
          27      Financial Data Schedule (filed electronically only with the
                   SEC)

              b)  Reports on Form 8-K

                  None

SIGNATURES
----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 17, 2000


                        SAWTEK INC.
                        (Registrant)




                         /S/ Raymond A. Link
                         Raymond A. Link
                         Senior Vice President Finance, Chief Financial Officer
                        (Principal Financial and Accounting Officer)