Form 10-K
period 2000-09-30
SAWTEK INC \FL\
filed 2000-11-13
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 000-28276
                   ------------------------------------------
                                   SAWTEK INC.
             (Exact name of registrant as specified in its charter)
                   ------------------------------------------
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

                      Yes      X                No
                           --------                  --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the common stock held by non-affiliates of the registrant as of October 27, 2000 was: common stock, $.0005 par value:
$1,601,705,956.

     There were 42,567,358 shares of the registrant's common stock outstanding as of October 27, 2000.

                     --------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended September 30, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 2000, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
Item 1.   Business (including Risk Factors and Uncertainties)             1 - 27
Item 2.   Properties                                                        28
Item 3.   Legal Proceedings                                                 28
Item 4.   Submission of Matters to a Vote of Security Holders               28

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related                 29
           Shareholder Matters
Item 6.   Selected Financial Data                                        29 - 30
Item 7.   Management's Discussion and Analysis of Financial              31 - 38
           Condition and Results of Operations
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk        38
Item 8.   Financial Statements and Supplementary Data                       39
Item 9.   Changes in and Disagreements with Accountants on                  39
           Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant             40 - 43
Item 11.  Executive Compensation                                            43
Item 12.  Security Ownership of Certain Beneficial Owners and               43
           Management
Item 13.  Certain Relationships and Related Transactions                    43

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports               44
           on Form 8-K
          Exhibit Index                                                  44 - 46
          Signatures                                                        47

PART I.

     This Form 10-K contains forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of our plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "projected," "intends," "estimates", "anticipates" or similar terms are considered to contain uncertainty and are forward-looking statements. Our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under the caption "Risk Factors and Uncertainties."

ITEM 1.  BUSINESS

Overview

     Incorporated in Florida in 1979, we design, develop, manufacture and market a broad range of electronic signal processing components based on surface acoustic wave, or SAW, technology primarily for use in the wireless communications industry. Our primary products are custom-designed, high performance bandpass filters, resonators, oscillators and SAW-based subsystems. These products are used in the following applications:

     - base stations for digital wireless communications for Code Division Multiple Access, or CDMA, Global System for Mobile communications, or GSM, and Third Generation, or 3G, applications;
     - wireless phones for CDMA, GSM, Time Division Multiple Access, or TDMA and 3G applications;
     - digital microwave radios;
     - wireless local area networks, or WLAN;
     - broadband access systems, including Local Multipoint Distribution Service, or LMDS, and Wireless Local Loop, or WLL;
     - defense and satellite systems;
     - cable television equipment; equipment for Internet infrastructure;
     - sensors; and
     - global positioning systems, or GPS.

     We believe that our products offer key advantages such as steeper selectivity, lower distortion, reduced size and weight, greater reliability and more precise frequency control over products based on alternative technologies. In addition, we believe that our products address rapidly growing needs in the telecommunications, data and broadband access, military and space systems and other markets. We sell our products to a wide range of telecommunications equipment manufacturers, the U.S. government and other technology companies. During fiscal year 2000 our top ten customers accounted for approximately 72% of our total net sales and included, in alphabetical order, Avnet, Ericsson, Hyundai, Kyocera, LGIC, Lucent Technologies, Motorola, Nokia, Samsung and various subcontract manufacturers for Cisco.

Industry Background

     Electronic systems which transmit or receive voice, data or video must contain various signal processing components such as bandpass filters, resonators, delay lines and oscillators. These components can be used to modify and condition the desired signals and reject unwanted signals that cause distortion and interference. The frequencies at which these systems transmit and receive information are in the radio frequency range, known as the RF, or in the microwave frequency range. However, before the information can be used, the signal must generally be converted to a lower intermediate frequency, or IF, and finally to the lowest system frequency, commonly referred to as baseband. While regulatory bodies such as the Federal Communications Commission, or FCC, generally dictate the RF and microwave frequencies at which voice, data and video systems operate, system designers have considerable flexibility in selecting one or more IF frequencies which suit the requirements of the specific application and design approach. Consequently, IF components, particularly filters, are developed specifically for each customer and application, even though they frequently must be produced in large quantities. The performance demands placed on these components by increasingly complex systems have changed dramatically over the past few years, particularly in wireless applications.

     The wireless communications industry is experiencing significant worldwide growth. Cost reductions and technological improvements in wireless communications products such as cellular, personal communications services, or PCS, 3G, broadband access and wireless data systems are contributing to this growth. Wireless communications systems can offer the functional advantages of wired systems without the costly and time consuming development of an extensive wired infrastructure, which is of particular importance in developing parts of the world. Rapidly emerging digital telecommunications standards and technology are providing the performance improvements necessary to address overcrowding of existing cellular systems as well as increased functionality. These standards include CDMA, which is predominately utilized in the United States, South Korea, South America, Japan, China and other countries, and GSM, adopted throughout Europe and in many other countries worldwide. These new approaches are being utilized to provide cellular, PCS and 3G mobile services. As demands for wireless communications subscriber services grow, service providers are offering digital wireless phone products and expanding the associated infrastructure. These factors, coupled with regulatory changes in the United States and abroad, as well as advances in wireless communications technology, are leading to substantial worldwide growth in existing systems and the emergence of new markets and applications.

     As the wireless telecommunications industry has expanded, previously allocated frequency bands have become increasingly congested, and the need to precisely control transmission frequencies and to filter unwanted signals without distortion has become critically important. In response to this crowding of existing frequency bands, regulatory agencies have allocated new blocks of spectrum at higher frequencies and more stringently regulated allowable signal bandwidths. Systems operating at these higher microwave and RF frequencies require higher frequency IF components to simplify the overall system architecture, thereby reducing cost, complexity and power consumption. In order to more efficiently use the crowded frequency bands, the spacing between adjacent signal channels must be reduced, placing the desired signal very close to unwanted interfering signals. Highly selective RF and IF filters are required to pass the desired signal without distortion, while rejecting interfering signals from adjacent channels or frequency bands and other sources.

     Telecommunications systems, including cellular and PCS, have rapidly evolved from traditional analog to more efficient digital-based systems to improve system performance and capacity. These digital systems require a wider range of bandwidths, higher frequencies and more precise bandwidth control. Furthermore, for highly bandwidth-efficient digital transmission systems to operate properly, all frequency components of the signal must pass through the system with essentially the same time delay or severe distortion may result.

     The development of RF integrated circuits, coupled with surface mount packaging, or SMP, and flip-chip technology, has facilitated a significant reduction in the size of portable wireless products. These developments have, in turn, driven the demand for rugged, miniature, surface mount and flip-chip RF and IF signal processing components, particularly for use in wireless phone applications such as cellular telephones.

     Traditional signal processing technologies include lumped constant, or LC, filters, ceramic filters and bulk acoustic wave, or BAW, crystal filters, resonators and oscillators. While these basic approaches have been improved to address changing demands, the improvements have been largely incremental and evolutionary, rather than revolutionary. It is generally difficult to build traditional LC filters with the high selectivity and precision required by many new systems. In addition, most LC filters tend to drift in frequency and degrade in performance with changes in operating temperature. Conventional BAW crystal filters are difficult to build in the higher RF and IF frequency ranges and increasing bandwidths required for many emerging communications applications because the crystal elements of these filters must be made increasingly thinner, resulting in a device that is both delicate and difficult to manufacture. Many conventional types of filters, including both BAW crystal and LC, which are suitable for filtering analog signals, may produce significant distortion when used to filter digital signals. Another inherent limitation of these traditional filter technologies is the inability to adequately reduce their physical size to suit many emerging applications.

The SAW Solution

     SAW technology offers a number of advantages over competing technologies, including precise frequency control and selectivity, reduced size and weight, high reliability, environmental stability and the ability to pass RF signals with minimal distortion. Perhaps the most significant benefit inherent in SAW technology is the relative ease in producing large quantities of high precision components that are comparatively small in size and are passive (no current required). SAW devices are generally manufactured at the higher RF and IF frequency ranges and broader bandwidths required for existing and emerging systems. The range of frequencies that can be accommodated with SAW technology ranges from 10 MHz to 3 GHz, permitting SAW components to address most viable wireless applications.

     As the use of wireless communications systems increases and new applications develop, there is a need for large quantities of both IF and RF signal processing components that can meet demanding performance, size and reliability requirements. SAW technology is an enabling solution, possessing all of these attributes, with applications in nearly all wireless communications systems.


Sawtek Strategy

     Our goal is to be a leading supplier of SAW devices used in wireless communications and other applications. To accomplish this goal, we have a very focused strategy. The key elements are:

     - Expand our product offerings for wireless phones. We have recently introduced SAW RF filters for CDMA, GSM and TDMA wireless phones and SAW IF filters for GSM wireless phones. In the future, we plan to offer SAW duplexer filters for CDMA, TDMA and 3G applications and other new products. We believe that this broad product offering will augment our core business consisting of CDMA IF filters for wireless phones and IF filters for CDMA and GSM base stations. This expanded product offering will enable us to offer our customers a total SAW solution for wireless communications.

     - Enhance our relationships with major telecommunications equipment manufacturers. We plan to focus our attention on the major telecommunication manufacturers and to further strengthen our relationships with them by developing a product-based sales force, working closely with them in the design phase and by expanding our production capacity in advance of their requirements.

     - Continue to target new or emerging markets for SAW applications. We plan to continue to develop products to meet the needs of a changing marketplace, including filters for head-end equipment for cable modems for the Internet, RF and IF filters for wireless LAN, Bluetooth wireless data, oscillators for wireless internet infrastructure such as LMDS, SAW-based sensors and other applications for bringing voice, data and video into the home.

     - Expand our manufacturing capacity. We have spent approximately $27.1 million during fiscal 2000 to increase our manufacturing capacity. This plan includes increasing the manufacturing capacity and capability at our Orlando wafer fabrication facility, adding six new automated production lines to our Orlando and Costa Rican operations and increasing the size of our Costa Rican facility from approximately 32,000 square feet to approximately 62,000 square feet. Upon completion, our production capacity will be more than four times greater in units compared to previous production capabilities. This capacity expansion plan will continue in fiscal 2001, with approximately $15 million budgeted for capital expenditures.

Markets and Applications

     SAW devices may be utilized in most applications that transmit or receive microwave or RF signals. We provide products to the following markets: communications, military and space systems and other markets.

     Communications

     Applications for the communications market accounted for approximately 85% of our net sales in 2000, compared to approximately 82% and 81% in 1999 and 1998, respectively. Our communications product offerings consist primarily of IF bandpass filters for CDMA and GSM base station equipment and RF and IF bandpass filters for CDMA, GSM, TDMA and 3G wireless phones. Additional applications include base station repeaters, global satellite systems, digital backhaul radios and data and broadband access applications. We offer many custom SAW components to serve these market applications.

     It is important to clarify the role of the SAW filter as systems evolve from analog to digital. CDMA and GSM are digital technologies because the final signal processing which occurs to maximize the frequency spectrum (allowing multiple subscribers to talk at the same time within allocated frequency bands), is performed digitally. The actual transmission from a phone to a base station through the air, however, must still be done through analog radio frequency signals. A SAW filter is a passive analog component that rejects the unwanted RF signals and passes the desired signals for later digital signal processing.

     Cellular. In cellular applications, calls are placed through wireless phones by establishing a connection with a base station through RF channels in the 800-1,000 MHz frequency range. We supply IF bandpass filters for CDMA and GSM-based cellular base stations and for CDMA wireless phones. We have also recently introduced SAW RF filters for cellular CDMA and TDMA wireless phones and SAW RF and IF filters for GSM wireless phones.

     PCS. PCS systems are enhanced cellular networks that operate in a frequency band of 1,800 to 2,000 MHz and provide a broad range of telecommunications services. We supply IF bandpass filters for CDMA and GSM-based PCS base station equipment, as well as IF and RF bandpass filters for CDMA, TDMA and GSM based wireless phones.

     Data Communication and Broadband Access. The data communication and broadband access markets encompass a number of applications involving the transmission and reception of data through wired, wireless or satellite networks. As the usage of these networks increases, original equipment manufacturers, or OEMs, are pursuing broader bandwidths, faster data rates and improved data integrity. OEMs typically specify custom SAW filters based on these requirements; and, as a result, we frequently design unique products for each OEM. As international standards have been adopted to meet these requirements, we have developed standard products to meet these needs. Applications include digital radios, wireless local area networks, handheld data terminals, wireless personal digital assistants, global positioning systems and high speed internet access equipment such as cable modems and LMDS.

     Military and Space

     We have been a provider to the military and space systems markets since our inception. Our components and subsystems can be found in major applications that include electronic warfare, defense communications, missile guidance, military and commercial space systems, radar and surveillance.

     Other Markets

     We custom design products that are utilized in other markets, such as commercial avionics and test equipment applications for circuit design and system performance analysis including signal generators, spectrum analyzers and cellular telephone system test equipment. In addition, we market multiple families of standard SAW filters and offer these products for sale through distribution networks in North America and Europe.

     We have been developing SAW-based sensors for several years, and have become a leading supplier of SAW components used in sensor development programs. In February 1998, we acquired Microsensor Systems, Inc. of Bowling Green, Kentucky, a supplier in the developing SAW-based sensor instrument market to assist us in expanding into this market.

Products

     We produce unique SAW products at frequencies ranging from 10 MHz to nearly 3 GHz. Products are organized into five product categories: bandpass filters, resonators, oscillators, SAW-based subsystems and SAW-based sensor products.

     Bandpass Filters

     Although the basic functions of SAW bandpass filters are similar for various applications, the actual specifications for each of these products are very different depending upon their usage as an RF front-end filter, an image reject filter or an IF filter. For example, while rejection is more important in a base station filter, insertion loss is more important in a wireless phone RF filter, and group delay variation and passband flatness are critical in wireless data filters. Our sales and engineering personnel work closely with our customers to determine not only the specifications needed, but also the relative importance of each specification. We then select a SAW structure that best matches each customer's application and design a specific filter to meet their unique requirements. Typical filter structures and their corresponding applications are described below.

     Bi-directional Transversal Filters. This traditional SAW filter structure is characterized by very steep shape factors and relatively high insertion loss. These types of filters operate over a wide range of frequencies and fractional bandwidths. They are commonly used in applications such as military communications, cable television or CDMA base stations that require very steep rejection, but that can accept more insertion loss and a larger package size.

     Low-loss Transversal Filters. We have improved upon the bi-directional filter structure by utilizing techniques to lower the insertion loss while maintaining good selectivity. We offer low loss structures for both moderate and wide fractional bandwidth filters. Applications for these low loss, IF surface mount devices include CDMA wireless phones, digital radios, WLL, 3G base stations, WLAN and GPS.

     Reflective Low-loss Filters. To suit the narrower fractional bandwidths of GSM-based systems, we utilize a reflective low loss design approach. We have utilized this design approach to reduce the size of GSM base station IF filters in order to move from larger leaded packages to smaller surface mount packages, thereby offering continuous price reductions to our customers. Recent development of the reflective low-loss technology has made a significant impact in the CDMA wireless phone market as well. This approach has enabled us to produce these complex devices at a fraction of the size of the older, low-loss transversal filters, while offering the same or better performance.

     Resonator Filters. As we enter the wireless phone market for RF filters and GSM IF filters, we have expanded our resonator-based filter technology to include combined mode, in-line coupled, waveguide coupled and ladder structures. This filter technology features very low insertion loss that is critical in these applications. These filters are ideally suited for pre-selector and image reject functions in wireless phone or home wireless applications.

     Resonators

     We offer two types of resonators: SAW and surface transverse wave, or STW. Products operating from 100 MHz to 2.5 GHz are available and are generally used as stable, high-Q frequency control elements that determine the operating frequencies of oscillators. We offer these products for use in high performance commercial, military and space and new broadband access applications, where the demand for more stringent electrical performance is not served by high volume SAW resonator manufacturers. In addition to offering these products as individual components, we use our resonators in the manufacture of high performance oscillator products.

     Oscillators

     We offer fixed frequency and voltage controlled oscillators based on both SAW and STW resonator technologies. Oscillators are used to generate a pure RF tone or signal. This signal often determines, directly or through frequency multiplication, the final operating frequency of the system in which it is used. Oscillators, in conjunction with additional circuitry, are also used in converting or mixing RF signals from one frequency to another. Our oscillators are used in high performance commercial and military applications such as instrumentation, avionics and electronic warfare. Additionally, new software radio architecture for mobile infrastructure and wireless broadband access applications require the superior phase noise performance that our oscillators provide.

     SAW-based Subsystems

     SAW-based subsystems are among our most complex and highly integrated products. In general, these subsystems consist of key SAW components, surrounded by additional circuitry, that provide a higher level of system functionality than that provided by the SAW devices alone. These products are highly specialized and are custom developed for specific applications. Our subsystem products are mainly used in military and space applications and include channelized filter banks, switched filter and delay line modules and pulse expansion and compression subsystems.

     SAW-based Sensor Products

     We offer a line of SAW-based sensor instruments for chemical agent detection and other applications through our wholly owned subsidiary, Microsensor Systems, Inc. The customer base for chemical agent detectors includes the U.S. military, various Federal agencies and state and local governments. We also offer an ethylene oxide detector that is commonly used in the hospital sterilization market and a fuel dilution meter for the oil analysis market. In fiscal 2000, we entered into an exclusive agreement allowing us to manufacture SAW sensors for automotive tire pressure and torque applications utilizing a patented technology from a third-party. In fiscal 2000, we introduced a new product, Hazmatcad(TM), which is a handheld, battery operated device that can be configured to detect a variety of hazardous chemical compounds for use in commercial and governmental applications. In addition, we continue to be a leading supplier of SAW components used in sensor development programs throughout the world.

New Product Development

     Our research and development and engineering teams are developing new SAW-based products to serve the needs of our current and potential customers. Much of the effort is directed toward reducing the size and increasing the performance of our devices. Examples of recent development efforts that are generating revenue include the development of filters for WLAN and WLL applications and the development of significantly smaller surface mount RF and IF filters for CDMA, GSM and TDMA applications.

     We are currently developing a number of new products and processes which are expected to begin generating revenues over the next twelve to twenty-four months. One of these products is a cellular RF SAW duplexer. The duplexer is an RF component located after the antenna that is a combination of filters separating transmit and receive signals, and allows for simultaneous transmission and reception in full duplex radios. Duplexers are used in most CDMA wireless phones.

     Another development initiative is the miniaturization of our standard RF and IF filter products through "flip-chip" technology. Flip-chip packaging technology is a manufacturing technique whereby the SAW die is mounted directly on the ceramic package and electrically connected to the mounting surface. This allows for substantial reduction in surface area, package height and cost due to the elimination of traditional bonding techniques and multi-layered packages. This processing technology is opening up a vast array of new market opportunities through integration in Multi-Chip Module, or MCM, devices with surrounding "non-SAW" active components in the radio chain.

     Other new markets include applications for "Bluetooth" and fiber optics. Bluetooth is a developing global short-range wireless communications standard allowing instant voice and data connections between various devices such as wireless phones, notebook computers, printers and other peripheral devices. Bluetooth operates in the 2.4GHz Industrial, Scientific & Medical, or ISM, band requiring RF filtering. We are also developing state-of-the-art modular "clocks" to meet the exacting standards of the fiber optic infrastructure backbone.

     Additionally, we have identified SAW-based sensors and subsystems as a promising technology for new product development. A majority of our sensor development work is being conducted through our subsidiary, Microsensor Systems, Inc. To date, our scientists have made fundamental improvements in three major technical areas necessary for product development, namely, temperature compensation, polymer development and metrology. The market for SAW based sensors is in the early stages of development. For fiscal years 2000 and 1999, sales of sensor products accounted for less than 3% of our consolidated revenue. There is no assurance that we will be successful in developing new sensor products for commercial or military applications.

Technology

     SAW Technology. A simple SAW filter has two transducers that consist of inter-digital arrays of thin metal electrodes photolithographically defined on a highly polished piezoelectric wafer. A piezoelectric material is one in which there exists a reciprocal, linear relationship between the electric field in the material and the mechanical strain in the material. When a signal of the proper frequency is applied across the interdigital transducers, or IDTs, the alternating electrode voltages cause the surface of the device to expand and contract due to the varying electric fields induced in the piezoelectric material. This causes the generation of a mechanical (or acoustic) wave propagating at the surface of the device. Reciprocally, the acoustic wave generates an electrostatic wave with potentials at the surface of the device that can be detected by an IDT. The electrode spacing and the material's surface acoustic wave velocity determine the operating frequency of the device. This relationship places physical limitations on the frequency of operation of practical SAW devices due to limitations in photolithographic resolution. The configuration of the IDT and properties of the substrate material determine the signal processing function and response characteristics of the device.

     SAW devices provide complex signal processing functions in a single, compact device. One example is the outstanding bandpass filter characteristics that can be achieved using SAW technology. Comparable performance utilizing LC filter technology would require numerous components and would generally occupy more space on a PC board. Because surface acoustic waves propagate 100,000 times more slowly than electromagnetic waves, the realization of relatively long electrical delays on devices of limited dimensions is possible. Additional performance advantages of SAW technology, which vary based on the application, include small size, linear phase, high selectivity, excellent rejection and temperature stability. The ruggedness and reliability of SAW devices are characteristic of the physical device structure. Because photolithographic processes determine device operating frequencies, SAW devices do not require complicated tuning procedures, nor do they become detuned in the field. The semiconductor microfabrication techniques used in manufacturing SAW components allow for high volume production of economical and reproducible devices. Small size and ruggedness make SAW devices useful for cellular communications and related applications. Finally, the relative radiation hardness of SAW devices makes them ideal for space-based applications.

     Computer Aided Design and Analysis Software. Our versatile and user-friendly proprietary software supports the design and simulation of a broad range of SAW device structures, allowing our design engineers to optimize the SAW design for a particular application with respect to performance, size and cost.

Manufacturing

     The manufacturing techniques used to produce our products are very similar to those used by the integrated circuit industry. In general, SAW devices are more straightforward to manufacture than most integrated circuits but involve certain highly complex and precise processes that are unique. While we control a substantial portion of the manufacturing process, some activities are outsourced. The primary raw materials used to manufacture our products are purchased from outside sources and include piezoelectric wafers and metal or ceramic packages used to house and protect the SAW die. Manufacturing scheduling and control is achieved through the use of a computer-based manufacturing resource planning system. We segregate the manufacturing process into two functional areas: wafer fabrication and assembly.

     Wafer Fabrication. The wafer fabrication process involves the deposition of a very thin, uniform coating of metal, generally aluminum, onto piezoelectric wafers. The metallized wafer is then coated with a light sensitive material known as photoresist. The wafer is exposed to light through a master glass plate, or photomask, which contains multiple images of the SAW devices to be produced. The image from the photomask is replicated on the wafer through a photolithographic develop and etch process. Each device on the wafer is referred to as a SAW die and each wafer may contain up to 3,300 die, depending upon the design and performance requirements of the final product. All of our fabrication processes are conducted at our main facility in Orlando, Florida.

     Assembly. In assembly, the wafer is cut into the individual SAW die with high precision, diamond wheel dicing saws and placed in metal or ceramic packages. The SAW die and any associated components are attached to the base of the package using specialized adhesives. Electrical connections are made between the SAW die and the pins, pads or leads of the package using either manual or automatic wirebonding equipment. The packages are hermetically sealed using specialized welding equipment in a dry nitrogen atmosphere to ensure the long-term reliability of the device. After sealing, the units are generally tested for hermeticity and labeled with a laser marking system. Finally, the units are tested with automated network analyzers to ensure that the devices conform to the desired electrical specifications. Our assembly operations are located in Orlando, Florida and San Jose, Costa Rica.

     In 1996, we established a subsidiary in Costa Rica for the production of SAW components. In 2000, our Costa Rican subsidiary accounted for approximately 51% of net sales, compared to 47% of net sales in 1999, and accounted for approximately 50% and 36% of consolidated net fixed assets at September 30, 2000 and 1999, respectively.

     We have spent approximately $27 million during fiscal 2000 in our plan to increase our manufacturing capacity. This plan included increasing the manufacturing capacity and capability at our Orlando wafer fabrication facility, adding six new automated production lines to our Orlando and Costa Rican operations and increasing the size of our Costa Rican facility from approximately 32,000 square feet to approximately 62,000 square feet. Upon completion, our production capacity will be more than four times greater in units compared to our previous production capabilities. The capacity expansion plan will continue in fiscal 2001, with approximately $15 million budgeted for capital expenditures. This expansion will provide the necessary capacity to pursue the high-volume SAW RF filter market as well as other opportunities.

Raw Materials and Sources of Supply

     We generally maintain alternative sources for our principal raw materials to reduce the risk of supply interruptions or price increases. We purchase these materials on a purchase order basis. We use several raw materials in manufacturing SAW components, including wafers made from quartz, lithium niobate or lithium tantalate and ceramic or metal packages used in final assembly. Relatively few companies produce these piezoelectric wafers and metal and ceramic packages. At times in the past, we have experienced difficulties in obtaining ceramic packages used in the production of bandpass filters. Our most significant suppliers of ceramic surface mount packages are three companies based in Japan. This reliance on a limited number of suppliers involves several risks, including reduced control over the price, foreign currency exposure, timely delivery, reliability and quality of the material. In an attempt to minimize this problem, we have utilized multiple sources of supply, negotiated long-term agreements, and have increased our raw material inventories.

Sales and Marketing

     We use a team-based sales approach to develop relationships at multiple levels within each customer's organization, including management, engineering and purchasing. We have 15 domestic and 16 international, independent sales representatives to identify opportunities that are then managed by our internal sales force. Our sales and marketing personnel and management handle direct sales. We also utilize distributors to generate additional sales for our standard product families and we have a sales and service office in Seoul, South Korea to assist with our Asian sales effort. Once an opportunity is identified, members of our engineering design team and sales team coordinate close technical collaboration with the customer during the design and qualification phase of their program. Our executive officers are actively involved in all aspects of the sales and marketing process, working closely with the senior management of our customers.

Customers

     We have a concentrated customer base with our top five customers accounting for approximately 55% of net sales in both 2000 and 1999. During 2000, our top five customers were, in alphabetical order, Avnet, LGIC, Lucent Technologies, Motorola and Samsung. Our top 10 customers accounted for approximately 72% and 70% of net sales in 2000 and 1999, respectively. The loss of any of these customers could have a material adverse effect on our business, operating results and financial condition. There is no assurance that we will obtain future business from these customers.

     The following is an alphabetical list of some of the customers that contributed $1.0 million or more to our revenues in 2000:

   ------------------------------------- -------------------------------------
                  Alcatel                               Motorola
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  AVNET                                 Nokia
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  Celestica                             Nortel
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  Ericsson                              Northrop Grumman
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  Hyundai                               Qualcomm
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  Kyocera                               Rockwell
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  LGIC                                  Samsung
   ------------------------------------- -------------------------------------
   ------------------------------------- -------------------------------------
                  Lucent Technologies                   Symbol
   ------------------------------------- -------------------------------------

Competition

     The markets for our products are characterized by price competition, rapid technological change, short product life cycles and heightened global competition. We compete against large international firms that have substantially greater financial, technical, sales, marketing, distribution and other resources than us in each of our product markets. In addition, we face competition from companies that currently produce SAW devices for their internal requirements, as well as from a number of our customers who have the potential to develop an internal capability to produce SAW devices. The following North American companies compete with us to a greater or lesser degree: CTS Wireless Components, Micro Networks, Phonon, RF Monolithics and Vectron. Competition from European companies principally includes EPCOS AG, formerly Siemens Matsushita Components, and Thomson Microsonics. We are experiencing increasing competition from Pacific Rim companies as we further expand into wireless phones and other high volume subscriber applications. Major Asian suppliers of SAW-based products include Fujitsu, Murata, Toyocom and several other Japanese and Korean manufacturers. We expect competition to increase from both established and emerging competitors as well as from internal capabilities developed by certain customers. Competition could also come from alternative technologies including digital filtering, direct conversion or other approaches that could potentially reduce or eliminate the need for certain SAW filters in wireless phones.

Research and Development

     Our research and development efforts are directed towards developing new and innovative SAW device structures and SAW-based technologies to address demand in selected markets. The goal of our research and development group is to develop the technological tools and techniques necessary to meet emerging market requirements.

     At September 30, 2000, we engaged 24 scientists, technicians and consultants in our research and development efforts. In addition to our staff and consultants, we are involved in cooperative research programs with outside organizations, including individuals, research groups, universities, institutes and national laboratories. This approach allows our research and development group to benefit from the ideas and talents of a group of scientists larger than our internal staff, and helps to maintain a highly creative, stimulating and intellectual environment for our scientists.

     Research and development expenses were $8.6 million in 2000, $5.6 million in 1999 and $4.3 million in 1998. We anticipate that research and development expenses will continue to increase as personnel and programs are added. A portion of our development activities is conducted in connection with the design and development of custom devices, which is paid for by customers.

Intellectual Property Matters

     We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We hold 23 patents (which expire between 2005 and 2019), relating to SAW devices, oscillators, packaging technologies and chemical sensors, and we have 12 patents pending. We also own a substantial body of proprietary techniques and trade secrets. We recognize the benefits associated with developing a portfolio of corporate intellectual property, particularly during the new product development process, and we are aggressively pursuing patents on several technologies. There can be no assurance that patents will issue from any of the pending applications, that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology or that the patents will withstand challenges to their validity.

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

Backlog

     Our backlog as of September 30, 2000 was approximately $47.4 million compared to the backlog at September 30, 1999 of approximately $29.0 million. We include in backlog only customer orders and certain purchase agreements with firmly scheduled deliveries within the subsequent 12 months. We expect to ship substantially our entire backlog by September 30, 2001. The backlog is not necessarily indicative of future product sales, and a delay or cancellation of a small number of purchase orders may materially adversely affect us. Backlog cancellations are negotiated with each customer in writing and generally form a part of the contract with the customer.

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

Employees

     At September 30, 2000, we had 770 employees (compared to 603 at September 30, 1999), including 503 in manufacturing and operations; 172 in research, development and engineering; 24 in quality assurance; 26 in sales and marketing and 45 in administration. There were 311 employees located in San Jose, Costa Rica, 8 in Bowling Green, Kentucky, 4 in Seoul, South Korea and 447 employees in Orlando, Florida. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We consider employee relations to be excellent.

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

     Approximately 72%, 74% and 74% of our net sales for 2000, 1999 and 1998, respectively, were derived from sales of SAW devices for applications in wireless communications systems, specifically wireless phones and base stations. Any economic, technological or other development resulting in a reduction in demand for wireless services and products would have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products for CDMA-based systems, including filters for base stations and wireless phones, accounted for approximately 45% of our net sales in 2000. During fiscal 1999 and 1998, approximately 56% of our net sales were generated from sales for CDMA-based systems. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

If we are unable to successfully develop and bring new products to market, our operating results will be adversely affected.

     During fiscal 2000, we announced our intent to offer an expanded line of SAW filters for the wireless phone market, including RF and GSM IF filters. To date, we have completed some designs for these filters, purchased the necessary materials and equipment to enter this market and we have shipped approximately $19 million of these new products in fiscal year 2000. Expanding our product line and sales of these filters is an important part of our growth strategy. There is no assurance that we will be successful in our efforts to introduce these and other new filters for the wireless telecommunications market.

     Sustained growth of our business is dependent on our ability to develop new or improved SAW devices in a timely fashion. Our product development resources are limited, requiring us to allocate resources among a limited number of product development projects. Failure by us to properly allocate our product development resources to products that meet market needs could have a material adverse effect on our future growth. The success of new products also depends on timely completion of new product designs, quality of new products and market acceptance of these products.

If we are unable to successfully increase our production capacity, we will not be able to grow our revenue as planned.

     During fiscal 2000, we incurred approximately $27 million in capital expenditures to increase our manufacturing output to enable us to grow our revenue. We have not completed our capacity expansion plans and intend to spend approximately $15 million in fiscal year 2001 on new equipment. Expansion plans for fiscal year 2001 include new wafer fabrication capacity and capability in Orlando and new assembly capacity in Orlando and Costa Rica. Any delay in increasing our capacity will have a material adverse impact on our ability to meet the anticipated demand for our new products and on our ability to grow revenue.

Because we rely on a limited number of suppliers, our operating results would be adversely affected if a few suppliers were unable to meet our needs.

     We have a limited number of suppliers for certain critical raw materials, components, services and equipment. There are only a few ceramic package manufacturers and wafer producers worldwide who have the expertise and capacity necessary to satisfy our requirements. Most of these suppliers are based in Japan. At times in the past, we have experienced difficulty in obtaining ceramic surface mount packages used in the production of bandpass filters. A failure by us to anticipate demand for materials, or of our suppliers to provide sufficient quantities of material, could result in raw material shortages. There can be no assurance that we will be able to secure adequate supplies of materials, components, services or equipment. If we are unable to satisfy our requirements for raw materials or to obtain and maintain appropriate equipment, our business, financial condition and results of operations would be materially adversely affected.

Risks associated with international sales could adversely affect our operating results.

     Our net sales to international customers accounted for approximately 61%, 41% and 37% of total net sales for 2000, 1999 and 1998, respectively. The sale of products in foreign countries involves a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

     o     currency exchange rate fluctuations and restrictions;

     o     import-export regulations;

     o     customs requirements;

     o     ability to secure credit and funding;

     o     longer payment cycles;

     o     foreign collection problems;

     o     political and transportation risks; and

     o     economic turmoil.

Some of our major customers are relying on growth in international markets, including Asia and Latin America, for sales of their products. The demand for our products will be reduced if the economies in these regions decline or do not meet anticipated growth expectations.

     We have grown our net sales over the past several years partly from shipments to South Korean customers. For fiscal 2000, our net sales to South Korean customers was approximately $32.9 million or 20.6% of total net sales, and in 1999 it was approximately $16.8 million, or 16.8% of net sales. However, net sales to South Korean customers fluctuates greatly as experienced in the last quarter of 1998 when those net sales declined to $1.1 million, or approximately 5% of total net sales, compared to $4.8 million, or approximately 18% of total net sales, in the immediately preceding quarter. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 24 months and may continue to face economic problems which would adversely impact our sales in these regions. In addition, the South Korean government recently reduced subsidies for the purchase of wireless phones in the South Korean market, which could adversely impact future sales of our products into this market.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of any of these customers.

     A few large customers have accounted for a significant portion of our net sales. Sales to our top 10 customers accounted for approximately 72%, 70% and 76% of net sales in 2000, 1999 and 1998, respectively. Motorola, our largest customer, accounted for 25%, 23% and 17% of net sales in 2000, 1999 and 1998, respectively, and we believe it will continue to account for a high percentage of net sales in 2001. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Our future success depends largely upon the decisions of our current customers to continue to purchase our products, as well as the decisions of prospective customers to develop and market systems that incorporate our products.

Our manufacturing facilities are located in areas prone to natural disasters.

     We have manufacturing and production facilities located in Orlando, Florida and in San Jose, Costa Rica. Hurricanes, tropical storms, flooding, tornadoes, and other natural disasters are common events for the southeastern part of the United States and in Central America. Additionally, our Costa Rican facility could also be affected by mud slides, earthquakes and volcanic eruptions. Any disruptions from these or other events would have a material adverse impact on our operations and financial results.

     Though we have manufacturing and assembly capabilities in both Orlando and San Jose, we are only capable of fabricating wafers in our Orlando facility. As a result, any disruption to our Orlando facility would have a material adverse impact on our operations and financial results.

A disruption in our Costa Rican operations would have an adverse impact on our operating results.

     As discussed in a previous risk factor, we have a production facility located in Costa Rica, which is prone to natural disasters. In addition to the potential risk of a natural disaster occurring, operating a facility in Costa Rica presents additional risks of disruption such as government intervention, currency fluctuations, labor disputes, limited supplies of labor, power interruption and war. Any such disruptions could have a material adverse effect on our business, results of operations and financial condition.

     During fiscal year 2000, net sales from our Costa Rican operation accounted for approximately 51% of our total net sales and 37% of our operating income. During 1999, net sales from our Costa Rican operation generated approximately 47% of our total net sales and 40% of our operating income. We expect our Costa Rican operations to account for an increasing proportion of our overall operations in the future.

A change in our favorable tax status in Costa Rica would have an adverse impact on our operating results.

     Our subsidiary in Costa Rica operates in a free trade zone and will receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007. During fiscal 2000, this tax exemption provided tax savings of approximately $10.0 million, excluding the one-time gain of $16.7 million related to prior year's deferred income taxes, and increased our diluted earnings per share by approximately $0.23.

     The Costa Rican government is reviewing its policy on granting tax exemptions to certain companies. To date, no changes have been made and it is uncertain if any changes will be made to the current tax structure. Any adverse change in the tax structure for our Costa Rican subsidiary made by the local government would have a negative impact on our net income.

A continued decline in selling prices for some of our key products could have an adverse impact on our operating results.

     Selling prices for our products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. We have experienced declines in prices for filters for GSM base stations due to the use of surface mount packages, and this has also begun to occur in filters for CDMA base stations. In addition, we expect prices for wireless phone filters to continue to decline as they become smaller and as competitive pricing pressure increases. A continued decline in prices could have a material adverse impact on both our revenues and margins.

If we experience a decline in our manufacturing yields, our operating results will be adversely affected.

     The manufacture of SAW devices involves complex processes that may result in reduced yields from time to time, the causes of which are often difficult to determine. A reduction in yields at any stage of the manufacturing process would have a material adverse effect on our ability to meet our quoted delivery times and on our cost of production, which would have an adverse impact on our operations and profitability.

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

     Our business is dependent upon the application of SAW-based technology. Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of SAW filters for certain applications. Direct conversion is a process that converts an RF signal to baseband without the need for a SAW IF filter. Qualcomm Inc. of San Diego, California, Analog Devices, Inc. of Norwood, Massachusetts, and Agilient Technologies, Inc. of Palo Alto, California, each produce integrated circuits for use in wireless phones and have announced products or plans to produce products that utilize direct conversion or other technologies that could reduce or eliminate SAW filters in certain applications. Other companies, as well, may from time to time, announce products, patents or other claims relating to direct conversion or such other technologies that may reduce or eliminate certain SAW filters. The product introduced by Analog Devices, Inc. may have some application in certain GSM phones, which, if proven successful, could impact sales of our GSM IF filters for wireless phones. We believe that revenues generated from GSM IF filter sales could account for up to 10% of our total net revenues in fiscal 2001. Qualcomm Inc. indicated that they are working on a direct conversion concept for CDMA phones for potential production in the future, but acknowledged the extreme difficulty of such a solution and could offer no time frame for its introduction. Additionally, Agilent Technologies, Inc. recently announced an alternative solution to SAW-based technology for potential use as a duplexer in certain PCS wireless phone applications. To date, we have not sold any SAW-based duplexers, but we have targeted this application for future revenue growth.

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

     We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. There can be no assurance that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted will provide proprietary protection. Litigation may be necessary to enforce our patents, trade secrets and other intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition regardless of the final outcome of the litigation. We are not currently engaged in any patent infringement suits, nor have we been threatened with any such suits. In January 2000, we received a letter from a large Canadian telephone equipment manufacturer claiming that it believes we are infringing on a patent it owns that issued in 1987 and offering a license on preferred terms. It is our position that this patent is unenforceable because we sold devices commercially utilizing the invention claimed in the patent at least two years before the application for this patent was filed and because the patent owner did not attempt to exercise its rights to enforce this patent for over 12 years. If we are incorrect in our position in this matter and this patent is found to be enforceable, we could be required to pay a license fee or to pay damages related to sales of devices utilizing this invention sold over the past seven years and we could be enjoined from further infringement, either of which could have a material adverse effect on our operating results. Despite our efforts to maintain and safeguard our proprietary rights, there can be no assurances that we will be successful in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent to or superior to our technologies. If any of the holders of these patents assert claims that we are infringing such patents, we could be forced to incur substantial litigation expenses. In addition, if we were found to infringe, we would be required to pay substantial damages, pay royalties in the future or be enjoined from infringing on such patents in the future.

A failure to attract and retain qualified individuals for critical positions could have an adverse impact on our business, financial condition and results of operations.

     Our success depends, in part, on the performance of a number of key management and technical personnel. The loss of a key employee could have a material adverse effect on our business. Our success also depends, in part, on our ability to attract and retain qualified professional, technical, production, managerial and marketing personnel, both domestically and internationally. Competition for such personnel in our industry is very intense. While we have not yet experienced significant problems in recruiting or retaining qualified personnel, we cannot be certain that such problems will not arise in the future.

Our operating results could be adversely affected by fluctuations in the value of foreign currencies.

     Our international sales are generally denominated in U.S. dollars. However, we may be required in the future to denominate sales in the foreign currencies of certain countries or in the euro for some of our European customers. As a result, fluctuations in currency exchange rates may have a significant effect on our sales, even in the absence of an increase or decrease in unit sales to foreign customers. A strong U.S. dollar could make our products more expensive for foreign customers, which could have a material adverse effect on our ability to compete internationally. We also purchase most of our key raw materials and equipment from foreign countries, primarily Japan. A weak U.S. dollar could make our purchases more expensive.

     Over the past two years, the valuations of many foreign currencies have fluctuated significantly relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic problems experienced by these countries.

     To date, we have engaged in limited hedging transactions for our foreign exchange risks. If any of our future international sales or purchases are denominated in foreign currencies, we may find it necessary to engage in substantial rate hedging activities with respect to exchange rate risks. There can be no assurance that such exchange rate hedging will successfully protect us against such exchange rate risk.

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

     The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for wireless communications products and services. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. Any such delays may have a material adverse effect on the sale of our products to these customers. In addition, our customers may have difficulty in obtaining parts from other suppliers, such as flash memory for wireless phones, causing these customers to cancel or delay orders for our products.

Our stock price has been volatile.

     There has been significant volatility in the market price of our common stock, as well as in the market price of securities of technology-based companies and the U.S. stock markets overall. Some of the factors that could affect our stock price include:

     o variations in our operating results or the operating results of our customers or competitors, or other technology companies;

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

     Additionally, in the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and damages and divert management's attention and resources.

The increased use of consignment inventories makes it more difficult for us to accurately forecast our quarterly revenues.

     We have experienced an increase in the dollar value of our products sold through consignment inventory or hub agreements. Under these agreements, we ship finished goods to warehouse sites located near our customers' facilities and the customer then withdraws this inventory at their discretion. We do not recognize revenue until our customers withdraw the inventory for their use. As a result of not knowing the exact usage of inventory at these sites until late each quarter, our estimates of quarterly revenues may fluctuate from our projections. At September 30, 2000, we had approximately $350,000 in consignment inventory at offsite locations and approximately 10% of our total revenue came from these agreements in fiscal 2000. We expect these amounts to increase in fiscal year 2001.

Certain considerations could make it more difficult for others to acquire us.

     Certain anti-takeover provisions of the Florida Business Corporation Act could have the effect of making it more difficult for a third party to acquire us or of discouraging a third party from attempting to acquire us. These anti-takeover measures could result in a lower value to be received by our shareholders if our Board of Directors did not approve an acquisition. Such provisions could limit or depress the price that certain investors might be willing to pay in the future for shares of our stock. We are also authorized to issue preferred stock, with rights senior to our common stock, without the necessity of shareholder approval. We have no present plans to issue shares of preferred stock. However, issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, the Sawtek Employee Stock Ownership and 401(k) Plan, or the ESOP, owns approximately 21% of our outstanding common stock. The ESOP trustee has the right to vote all of these shares. The ESOP trustee generally votes the shares allocated to participants' accounts in accordance with their voting directions and votes in its sole discretion with respect to the unallocated shares. If the ESOP trustee were to vote against or oppose a proposed acquisition of us, a potential acquirer might be discouraged from acquiring us even though the holders of a majority of the shares of our common stock were in favor of the acquisition.

ITEM 2.  PROPERTIES

     Our principal administrative, engineering and manufacturing facilities are located in one owned building of approximately 93,000 square feet and one leased building of approximately 1,400 square feet, both located near Orlando, Florida. We also own a production facility located in San Jose, Costa Rica of approximately 62,000 square feet. We also lease a 7,600 square foot facility in Bowling Green, Kentucky for our sensor development operation, and a small sales office in Seoul, South Korea. We believe that our facilities, along with our current expansion plans, are adequate to meet our current needs and that suitable additional or alternative space will be available, as needed, on commercially reasonable terms.

     Federal, state and local laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had and are not expected to have a material effect on capital expenditures, earnings or our competitive position.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material legal proceedings either by or against us during fiscal 2000 or ongoing as of the date of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     Our shares are quoted on the Nasdaq National Market under the symbol "SAWS." The following table sets forth the high and low sales price per share of our common stock as reported by the Nasdaq National Market for the periods indicated (all prices are adjusted for the two-for-one stock split in August
1999):

                                                      High           Low
                                                      ----           ---
Fiscal Year Ended September 30, 1999:
1st Quarter                                          $11.94         $ 5.91
2nd Quarter                                           17.59           8.75
3rd Quarter                                           23.63          15.25
4th Quarter                                           40.75          22.31
Fiscal Year Ended September 30, 2000:
1st Quarter                                          $67.25         $32.50
2nd Quarter                                           93.50          43.75
3rd Quarter                                           77.25          35.25
4th Quarter                                           73.75          34.88

     The last reported sale price of our common stock on the Nasdaq National Market on September 30, 2000 was $38.52 per share.

     As of October 27, 2000, there were 42,567,358 shares of common stock outstanding (net of 100,836 shares held in treasury stock) held by approximately 130 shareholders of record. Many shareholders hold their shares in "street name." We believe we have more than 20,000 beneficial owners of our common stock.

     Historically, we have not paid dividends on our common stock. Because we believe we may require additional capital in the future, we intend to retain our earnings and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of selected financial data as of and for each of the five years ended September 30, 2000. The historical consolidated financial data has been derived from the historical financial statements, which financial statements have been audited by Ernst & Young LLP, independent auditors, as indicated in their report. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements appearing elsewhere in this document.

Consolidated Statements of Income Data:

                                                                Year Ended September 30,
                                             2000          1999           1998           1997         1996
                                             ----          ----           ----           ----         ----
                                                       (in thousands, except per share data)

Net sales                                  $159,841      $100,276        $97,700       $85,041       $59,173
Cost of sales                                64,283        42,224         44,811        38,569        28,338
                                           --------      --------        -------       -------       -------
Gross profit                                 95,558        58,052         52,889        46,472        30,835
Operating expenses:
 Selling expenses                             6,561         5,637          6,008         5,384         4,024
 Gen. and admin. expenses(1)                  5,548         4,319          4,693         5,842        18,852
 R&D expenses                                 8,552         5,627          4,285         3,756         1,954
                                           --------      --------        -------       -------       -------
  Total operating expenses                   20,661        15,583         14,986        14,982        24,830
                                           --------      --------        -------       -------       -------
Operating income                             74,897        42,469         37,903        31,490         6,005
Other income, net                             7,323         4,737          3,542         1,785           343
                                           --------      --------        -------       -------       -------
Income before income taxes                   82,220        47,206         41,445        33,275         6,348
Income taxes(2)                               2,938        16,522         15,240        12,556         6,568
                                           --------      --------        -------       -------       -------
Net income (loss)                          $ 79,282      $ 30,684        $26,205       $20,719       $  (220)
                                           ========      ========        =======       =======       =======
Net income (loss) per share: (3)
   Basic                                   $   1.87      $   0.73        $  0.62       $  0.50       $ (0.01)
                                           ========      ========        =======       =======       =======
   Diluted                                 $   1.82      $   0.72        $  0.60       $  0.49       $ (0.01)
                                           ========      ========        =======       =======       =======
Shares used in per share calculations:
   Basic                                     42,498        41,946         42,360        41,092        34,734
                                           ========      ========        =======       =======       =======
   Diluted                                   43,667        42,815         43,356        42,668        40,486
                                           ========      ========        =======       =======       =======

(1) General and administrative expenses for 1996 includes $12.9 million of ESOP compensation expense.

(2) Includes approximately $16.7 million of deferred income taxes reversed in 2000, due to an adjustment for income taxes for our Costa Rican facility.

(3) Computed on the basis described in Notes to Consolidated Financial
Statements.

                                                                               September 30,
                                                       2000            1999           1998           1997           1996
                                                       ----            ----           ----           ----           ----
                                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
   investments                                       $144,343        $115,274       $ 84,131       $ 58,073        $27,743
Working capital                                       187,461         135,200         99,038         68,658         36,307
Total assets                                          259,488         191,579        148,710        120,506         75,524
Long-term debt, less current maturities                                 1,790          2,169          2,868          3,907
Total shareholders' equity                           $243,436        $158,399       $123,877        $98,218        $62,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the fiscal year ending on that date.

Overview

     We were incorporated in January 1979 to design, develop, manufacture and market a broad range of electronic components based on SAW technology for use in telecommunications, data communications, broadband access, military and space systems and other applications. Our focus is on the high-end performance spectrum of the market, and our primary products are SAW bandpass filters, resonators, oscillators, SAW-based subsystems and sensors. Our products were initially concentrated in the military and space systems market. In the past five years, however, we made a strategic decision to target commercial markets, which accounted for approximately 96% and 94% of net sales in 2000 and 1999, respectively. We have also witnessed significant growth in our international markets over the last five years. International sales accounted for approximately 61% and 41% of net sales in 2000 and 1999, respectively.

     We reported record net sales and net income for fiscal year 2000. Our net income increased 158.4% from 1999 to 2000 due to our higher sales, a higher gross profit margin, lower operating expenses as a percentage of net sales and lower income taxes. Included in net income for 2000 is a one-time tax benefit of $16.7 million that relates to an adjustment for income taxes for our Costa Rican subsidiary. Please see a further discussion of income taxes under the captions "Income Tax Expense" and "Pro-Forma Net Income" which follow.

     Net sales increased 59.4% from 1999 to 2000, and 2.6% from 1998 to 1999. The growth in net sales is attributable to growth in the wireless communications market to which we supply SAW bandpass filters for cellular and PCS base stations and wireless phones and our introduction of new SAW based products, including RF and GSM IF filters for wireless phones and SAW filters for data communication and broadband access applications.

     For 2000, net sales to our top 10 customers accounted for approximately 72% of net sales, compared to 70% in 1999, with the top five customers accounting for approximately 55% of net sales in both of these years. We expect that sales of products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of income to net sales:

                                                                               Percent Increase (Decrease)
                                          Percentage of Net Sales                   Over the Prior Year
                                                 Year Ended                             Year Ended
                                               September 30,                          September 30,
                                        2000        1999       1998          2000 vs. 1999     1999 vs. 1998
                                        ----        ----       ----          -------------     -------------
Net sales                              100.0%      100.0%     100.0%             59.4%              2.6%
Cost of sales                           40.2        42.1       45.9              52.2%             (5.8%)
                                       -----       -----      -----
Gross profit                            59.8        57.9       54.1              64.6%              9.8%
Operating expenses:
  Selling expenses                       4.1         5.6        6.1              16.4%             (6.2%)
  General & admin. expenses              3.5         4.3        4.8              28.5%             (8.0%)
  R&D expenses                           5.3         5.6        4.4              52.0%             31.3%
                                       -----       -----      -----             -----              ----
Total operating expenses                12.9        15.5       15.3              32.6%              4.0%
                                       -----       -----      -----
Operating income                        46.9        42.4       38.8              76.4%             12.0%
Other income, net                        4.5         4.7        3.6              54.6%             33.7%
                                       -----       -----      -----
Income before taxes                     51.4        47.1       42.4              74.2%             13.9%
Income taxes                             1.8        16.5       15.6             (82.2%)             8.4%
                                       ------      -----      -----
Net income                              49.6%       30.6%      26.8%            158.4%             17.1%
                                       =====       =====      =====

Comparison of Years Ended September 30, 1999 and 2000

     Net Sales. Net sales increased 59.4% from $100.3 million in 1999 to $159.8 million in 2000. The increase was due to the continued growth of the wireless communications market, our introduction of new products, strong demand for our filters for base stations, increased international sales and favorable pricing due to the strong demand for SAW filters. Our new products, specifically RF and GSM IF filters for wireless phones accounted for approximately 12.0% of net sales in 2000 compared to none in 1999. Demand for our other new products was also strong, with data communications and broadband access products accounting for 13.1% of net sales in 2000 compared to 7.3% in 1999. Net sales from filters for base stations increased from $41.1 million in 1999 to $58.2 million in 2000. Lastly, international sales increased from 41% of net sales in 1999 to 61% in 2000.

     Gross Profit Margin. The gross profit margin increased from 57.9% of net sales in 1999 to 59.8% of net sales in 2000. This increase was primarily due to higher yields, a shift of more production to our low cost, highly automated Costa Rican facility and an increase in net sales of our filters for base stations. Our Costa Rican plant accounted for approximately 51% and 47% of net sales in 2000 and 1999, respectively. As we move into fiscal 2001, we plan to produce a significantly higher volume of RF and GSM IF filters for wireless phones, both of which have lower average selling prices and lower gross profit margins compared to our other products. As a result, we believe that our gross profit margin percentage will decrease in 2001 compared to 2000.

     Selling Expenses. Selling expenses increased 16.4% from $5.6 million in 1999 to $6.6 million in 2000. As a percentage of net sales, selling expenses decreased from 5.6% in 1999 to 4.1% in 2000. The absolute dollar increase was a result of the 59.4% increase in net sales from 1999 to 2000, with increased commissions being paid to independent sales representatives, and additional costs being incurred to service the higher level of net sales. The decrease in selling expenses as a percentage of net sales is attributable to a reduction in commissions paid to our South Korean sales representatives. We opened a Korean sales office in the second quarter of 1999, which reduced the cost of selling into the Korean market. We plan to increase our sales and marketing staff and to open additional outside sales offices in 2001, which will increase our selling expenses from fiscal 2000 levels.

     General and Administrative Expenses. General and administrative expenses increased 28.5% from $4.3 million in 1999 to $5.5 million in 2000. As a percentage of net sales, general and administrative expenses decreased from 4.3% in 1999 to 3.5% in 2000. The absolute dollar increase in general and administrative expenses is attributed to increased staffing and other items related to our capacity expansion, increased salaries and bonuses and to increased legal and accounting services as we expand our business and evaluate various tax and business strategies.

     Research and Development Expenses. Research and development expenses increased 52.0% from $5.6 million in 1999 to $8.6 million in 2000. As a percentage of net sales, research and development expenses decreased from 5.6% in 1999 to 5.3% in 2000. The absolute dollar increase is due to more research and development programs for new products and manufacturing processes.

     Other Income. Other income increased 54.6% from $4.7 million in 1999 to $7.3 million in 2000, due to increased interest and dividend income on our cash and investment portfolio, which increased from $115 million in 1999 to $144 million in 2000.

     Income Tax Expense. The provision for income tax as a percentage of income before income tax declined from 35.0% in 1999 to 3.6% in 2000. This decrease was primarily due to adjusting our accounting treatment for income taxes for our Costa Rican subsidiary. In the fourth quarter of 2000, we completed a significant expansion to our Costa Rican operation and adjusted the accounting for income taxes for this subsidiary. The Costa Rican subsidiary operates in a free trade zone and is currently exempt from taxes in Costa Rica. As a result, effective in the fourth quarter of 2000, we no longer recorded income taxes for this subsidiary as it is now considered to be a permanent investment and recorded a one time tax benefit of $23.1 million (equal to $0.53 per diluted share). This one time tax benefit resulted from the reversal of $16.7 million in deferred income taxes recorded for our Costa Rican subsidiary prior to 2000 (equal to $0.38 per diluted share), plus an additional $6.4 million of deferred income taxes recorded during the first nine months of 2000. We believe that our effective tax rate for 2001 will range from 20% to 25%. However, due to certain risks and uncertainties detailed in the risk factor section of this Form 10-K, no assurances can be provided that our effective tax rate will not exceed this range.

     Pro-Forma Net Income. Pro-forma results are not based on generally accepted accounting principles, but are provided to explain the impact of significant one-time transactions.

                                                                  Year Ended                Quarter Ended
                                                                 September 30,              September 30,
                                                                2000       1999            2000        1999
                                                                ----       ----            ----        ----

         Net income as reported                              $ 79,282    $ 30,684        $ 41,587     $9,215

         Adjustment in accounting for income taxes            (16,689)                    (23,075)
            for our Costa Rican subsidiary                   --------    --------        --------     ------
         Pro-forma net income                                $ 62,593    $ 30,684        $ 18,512     $9,215
                                                             ========    ========        ========     ======
         Pro-forma net income per share:
            Basic                                            $   1.47    $   0.73        $   0.43     $ 0.22
            Diluted                                          $   1.43    $   0.72        $   0.42     $ 0.21

         Pro-forma effective tax rate as a                       23.9%       35.0%           24.3%      35.0%
           percentage of pretax net income

     These pro-forma results exclude the one-time adjustment to reverse the deferred income taxes recorded for our Costa Rican subsidiary prior to 2000. If we did not adjust the accounting for income taxes for this subsidiary and continued to record income tax expense for this subsidiary at the statutory Federal tax rates, our diluted earnings per share for the quarter and year ended September 30, 2000, would have been approximately $0.37 and $1.23, respectively.

Comparison of Years Ended September 30, 1998 and 1999

     Net Sales. Net sales increased 2.6% from $97.7 million in 1998 to $100.3 million in 1999. The increase was due to an increase in shipments of bandpass filters for CDMA wireless phones, which increased from 28% of net sales in 1998 to 31% of net sales in 1999. Sales of filters for base station applications decreased 3% from 1998 due to lower average selling prices. Sales for military and space applications also declined from 9% of sales in 1998 to 6% of sales in 1999. International sales increased from 37% of net sales in 1998 to 41% of net sales in 1999 due to the recovery of the South Korean market, which accounted for 17% of net sales in 1999 compared to 14% of net sales in 1998. Sales to all other international markets also increased slightly in 1999 compared to 1998.

     Gross Profit Margin. The gross profit margin increased from 54.1% of net sales in 1998 to 57.9% of net sales in 1999. The increase is attributed to higher yields, reduced prices for certain raw materials, a lower labor base for much of 1999 compared to 1998 and a shift of more production to our low-cost, high-volume Costa Rican operation. Our Costa Rican operation accounted for 37.5% of net sales in 1998 compared to 46.9% of net sales in 1999.

     Selling Expenses. Selling expenses decreased in absolute dollars and as a percentage of net sales from 1998 to 1999. The decrease is due to reduced corporate sales expense and reduced commissions paid to independent sales representatives due in part to our opening of a South Korean sales office which reduced the cost of selling into the Korean market.

     General and Administrative Expenses. General and administrative expenses decreased in absolute dollars and as a percentage of net sales from 1998 to 1999. The decrease is due to reduced corporate administrative staff in 1999 compared to 1998. In addition, general and administrative expenses for 1998 included various costs associated with the acquisition of Microsensor Systems, Inc. and costs to transfer certain of its operations to Orlando.

     Research and Development Expenses. Research and development expenses increased 31.3% from $4.3 million in 1998 to $5.6 million in 1999. The increase is due to more R&D programs being undertaken, including costs associated with developing VaporLab, a handheld SAW-based chemical detector, costs associated with developing RF filters and other R&D programs.

     Other Income. Other income increased $1.2 million from 1998 to 1999 due to increased interest income on our cash and investment portfolio, which increased from approximately $84 million in 1998 to approximately $115 million in 1999.

     Income Tax Expense. The provision for income tax as a percentage of income before tax was 36.8% in 1998 compared to 35% in 1999. The lower effective rate for 1999 relates to increased tax exempt interest, increased benefits from our foreign sales corporation, increased R&D tax credits and a lower effective rate for state income taxes.

Liquidity and Capital Resources

     To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operation in Costa Rica and Orlando and potential acquisitions of new technologies or compatible companies. For the year ended September 30, 2000, we generated net cash from operating activities of $56.9 million, consisting primarily of net income of $79.3 million, $11.1 million of depreciation and amortization and an increase of $3.9 million in income taxes payable, partially offset by a $15.3 million decrease in deferred income taxes and increases in accounts receivable and inventory of $12.0 million and $10.5 million, respectively.

     We have a revolving credit agreement totaling $30 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2001. There were no borrowings against the line of credit as of September 30, 2000.

     We made capital expenditures of approximately $27 million during the year ended September 30, 2000. We intend to spend approximately $15 million over the next 12 months on capital equipment and facilities to increase capacity.

     In the fourth quarter of 1998, the Board of Directors authorized us to repurchase up to 2,000,000 shares of common stock. As of October 27, 2000, 1,263,452 shares have been repurchased under this program, of which 28,642 shares costing approximately $1.1 million were purchased in the year ended September 30, 2000. We expect to continue to repurchase shares of common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

     We believe that our present cash position and funds expected to be generated from operations, will be sufficient to meet our projected working capital and other cash requirements throughout the next 12 months. Thereafter, we may require additional equity or debt financing to address our working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that it will be available on acceptable terms, if at all.

Foreign Operations, Export Sales and Foreign Currency

     We established a subsidiary in Costa Rica in 1996. As of September 30, 2000, we had a net investment in fixed assets of approximately $31.3 million in this operation compared to $16.7 million at September 30, 1999. In 2000 and 1999, we recorded net sales of approximately $80.9 million and $47.1 million, respectively, in Costa Rica while generating operating profits of approximately $28.1 million and $16.8 million, respectively. The functional currency for our Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. The cost to operate this subsidiary is nominal.

     In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary is nominal.

     International sales are denominated in U.S. dollars and represented 61%, 41% and 37% of net sales for 2000, 1999 and 1998, respectively. Sales to the European market accounted for 19%, 18% and 18% for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea were 29%, 18% and 16%, respectively for these same periods. See Notes 11 and 12 to the Consolidated Financial Statements for additional information on international sales.

     Over the past several years, the value of many foreign currencies have fluctuated relative to the U.S. dollar. The Korean won and Japanese yen, in particular, have fluctuated in value due in part to the economic events experienced by these countries. A stronger U.S. dollar makes it more difficult for us to sell our products to customers in these countries and makes it more difficult for us to compete against SAW producers based in these countries. A weaker U.S. dollar may make it more expensive for us to buy certain raw materials and equipment from Japanese suppliers.

     The new common European currency, the euro, made its debut in January 1999. For 2000, approximately 19% of our sales were made to European customers. To date, no customers or suppliers have requested us to transact business in the euro. At this time, the impact of this new currency is not determinable.

Recently Issued Accounting Standards

     Please see Note 1 to the Consolidated Financial Statements for a discussion of new pronouncements.

Impact of Inflation

     We believe that inflation has not had a material impact on operating costs and earnings.

Impact of the Year 2000

     The Year 2000 issue is the potential problem related to computer programs and other business systems using two digits rather than four digits to represent the year. Because of this many sensitive applications and business systems of both our business partners and ourselves could recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations.

     As of this date, we have not experienced any significant business disruptions or system failures as a result of the Year 2000 issue. Additionally, there have been no substantial Year 2000 related issues reported from our major business partners. Although January 1, 2000 has passed, and while there can be no assurances that problems related to the Year 2000 issue will not occur in the future, we believe that the Company will not be adversely impacted by the Year 2000 issue. We spent approximately $200,000 for year 2000 compliance, the majority of which was incurred in 1999 and 1998.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to minimal market and interest rate risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations since we sell our products internationally and we purchase raw materials and equipment from foreign suppliers. We are also exposed to currency fluctuations associated with our Costa Rican operations. We manage exchange rate sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At September 30, 2000, we had no open commitments to purchase foreign currency.

     We do not have any outstanding debt, therefore, we are not exposed to interest rate risk on debt and we do not plan to use debt-based financing to fund capital expenditures over the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements, which appears on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors..........................  F-2
Consolidated Balance Sheets................................................  F-3
Consolidated Statements of Income .........................................  F-4
Consolidated Statements of Shareholders' Equity............................  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

Financial Statement Schedules

     All required information is included in the Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Sawtek Inc. and subsidiaries


     We have audited the accompanying consolidated balance sheets of Sawtek Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sawtek Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                              ERNST & YOUNG LLP



Orlando, Florida
October 24, 2000

                          Sawtek Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)


                                     ASSETS

                                                                             September 30,
                                                                          2000            1999
                                                                          ----            ----
Current Assets:
 Cash, cash equivalents and short-term investments                     $144,343         $115,274
 Accounts receivable, net                                                30,661           18,641
 Inventories                                                             18,588            8,052
 Deferred income taxes                                                    1,320            1,063
 Other current assets                                                     2,208            2,107
                                                                       --------         --------
  Total current assets                                                  197,120          145,137
Property, plant and equipment, net                                       62,368           46,442
                                                                       --------         --------
    Total assets                                                       $259,488         $191,579
                                                                       ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                      $  3,656         $  4,055
 Accrued wages and benefits                                               4,173            3,638
 Accrued sales commissions                                                  855              543
 Other accrued liabilities                                                  975            1,131
 Current maturities of long-term debt                                       -                379
 Income taxes payable                                                       -                191
                                                                       --------         --------
    Total current liabilities                                             9,659            9,937

Long-term debt, less current maturities                                     -              1,790
Deferred income taxes                                                     6,393           21,453
Shareholders' Equity:
 Common  stock;  $.0005 par value; 120,000,000 authorized shares;
   42,668,194 issued shares; 42,632,776 and 42,230,489 outstanding
   shares at September 30, 2000 and 1999, respectively                       21               21
 Capital surplus                                                         78,531           74,755
 Unearned ESOP compensation                                                (586)            (781)
 Retained earnings                                                      166,612           87,330
 Less common stock held in treasury, at cost; 35,418 and 437,705
   shares at September 30, 2000 and 1999, respectively                   (1,142)          (2,926)
                                                                       --------         --------
    Total shareholders' equity                                          243,436          158,399
                                                                       --------         --------
     Total liabilities and shareholders' equity                        $259,488         $191,579
                                                                       ========         ========










                 See notes to consolidated financial statements.

                          Sawtek Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                            Year Ended September 30,
                                                    2000             1999            1998
                                                    ----             ----            ----
Net sales                                         $159,841        $100,276          $97,700
Cost of sales                                       64,283          42,224           44,811
                                                  --------        --------          -------
Gross Profit                                        95,558          58,052           52,889
Operating expenses:
 Selling expenses                                    6,561           5,637            6,008
 General and administrative expenses                 5,548           4,319            4,693
 Research and development expenses                   8,552           5,627            4,285
                                                  --------        --------          -------
  Total operating expenses                          20,661          15,583           14,986
                                                  --------        --------          -------
Operating income                                    74,897          42,469           37,903
Other income, net                                    7,323           4,737            3,542
                                                  --------        --------          -------
Income before income taxes                          82,220          47,206           41,445
Income taxes                                         2,938          16,522           15,240
                                                  --------        --------          -------
Net income                                        $ 79,282        $ 30,684          $26,205
                                                  ========        ========          =======
Net income per share:
  Basic                                           $   1.87        $   0.73          $  0.62
                                                  ========        ========          =======
  Diluted                                         $   1.82        $   0.72          $  0.60
                                                  ========        ========          =======
Shares used in per share calculation:
  Basic                                             42,498          41,946           42,360
                                                  ========        ========          =======
  Diluted                                           43,667          42,815           43,356
                                                  ========        ========          =======


















                 See notes to consolidated financial statements.

                          Sawtek Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)



                                                                                         Unearned
                                        Common Stock      Treasury Stock     Capital       ESOP       Retained
                                      Shares   Amount    Shares    Amount    Surplus   Compensation   Earnings     Total
                                      ------   ------    ------    ------    -------   ------------   --------     -----
Balance at September 30, 1997         41,864     $21                         $68,927     $(1,171)    $ 30,441    $ 98,218

Net proceeds from exercise of stock      804                                   1,171                                1,171
  options
Compensatory stock option tax                                                  2,708                                2,708
  benefit
Purchase of treasury stock                                 771    $(4,621)                                         (4,621)
ESOP allocation                                                                              196                      196
Net income                                                                                             26,205      26,205
                                      ------     ---      ----    --------   -------     -------     --------    --------
Balance at September 30, 1998         42,668      21       771     (4,621)    72,806        (975)      56,646     123,877
Net proceeds from exercise of stock                       (692)     4,627     (1,054)                               3,573
  options
Compensatory stock option tax                                                  3,003                                3,003
  benefit
Purchase of treasury stock                                 359     (2,932)                                         (2,932)
ESOP allocation                                                                              194                      194
Net income                                                                                             30,684      30,684
                                      ------     ---      ----    -------    -------     -------     --------    --------
Balance at September 30, 1999         42,668      21       438     (2,926)    74,755        (781)      87,330     158,399

Net proceeds from exercise of stock                       (431)     2,882       (288)                               2,594
  options
Compensatory stock option tax                                                  4,064                                4,064
  benefit
Purchase of treasury stock                                  28     (1,098)                                         (1,098)
ESOP allocation                                                                              195                      195
Net income                                                                                             79,282      79,282
                                      ------     ---      ----    -------    -------     -------     --------    --------
Balance at September 30, 2000         42,668     $21        35    $(1,142)   $78,531     $  (586)    $166,612    $243,436
                                      ======     ===      ====    =======    =======     =======     ========    ========










                 See notes to consolidated financial statements
                                       F-5

                          Sawtek Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                            Year Ended September 30,
                                                                      2000             1999           1998
                                                                      ----             ----           ----
Operating activities:
Net income                                                          $ 79,282         $ 30,684       $ 26,205
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                        11,125            7,244          6,036
 Deferred income taxes                                               (15,317)           6,383          6,670
 ESOP allocation                                                         195              194            196
 Loss on disposal of fixed assets                                         68                             616
 Changes in operating assets and liabilities:
 (Increase) decrease in assets:
    Accounts receivable                                              (12,020)          (7,072)           758
    Inventories                                                      (10,536)             401         (1,333)
    Other current assets                                                (101)            (649)          (404)
  Increase (decrease) in liabilities:
    Accounts payable                                                    (399)           2,225         (1,057)
    Accrued liabilities                                                  691              202           (953)
    Income taxes payable                                               3,873            2,787          2,709
                                                                    --------         --------       --------
Net cash provided by operating activities                             56,861           42,399         39,443

Investing activities:
Purchase of property, plant and equipment                            (27,119)         (11,428)        (7,915)
Short-term investments                                               (10,173)         (22,635)       (26,235)
                                                                    --------         --------       --------
Net cash used in investing activities                                (37,292)         (34,063)       (34,150)

Financing activities:
Proceeds from long-term debt                                                                             146
Principal payments on long-term debt                                  (2,169)            (469)        (2,166)
Issuance of common stock                                               2,594            3,573          1,171
Purchase of common stock for treasury                                 (1,098)          (2,932)        (4,621)
                                                                    --------         --------       --------
Net cash provided by (used in) financing activities                     (673)             172         (5,470)
                                                                    --------         --------       --------
Increase (decrease) in cash and cash equivalents                      18,896            8,508           (177)
Cash and cash equivalents at beginning of period                      50,640           42,132         42,309
                                                                    --------         --------       --------
Cash and cash equivalents at end of period                            69,536           50,640         42,132
Short-term investments                                                74,807           64,634         41,999
                                                                    --------         --------       --------
Cash, cash equivalents and short-term investments                   $144,343         $115,274       $ 84,131
                                                                    ========         ========       ========










                 See notes to consolidated financial statements.

                          Sawtek Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

     Description of Business. Sawtek Inc. and subsidiaries (the "Company") designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave ("SAW") technology. The Company's primary products are custom-designed, high performance bandpass filters, resonators, oscillators, SAW-based subsystems and sensors. These products are used in a variety of microwave and RF systems, such as Code Division Multiple Access and Global System for Mobile communications-based digital wireless systems, digital microwave radios, WLAN, cable television equipment and various defense and satellite systems. In fiscal 1998, the Company acquired Microsensor Systems, Inc. ("MSI"), a manufacturer of SAW-based sensors, in a transaction accounted for as a pooling-of-interests.

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

                  Building and Improvements             10 - 40 years
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

     Revenue Recognition. Revenues from production contracts are recorded when the product is completed and shipped. Revenues from non-recurring engineering contracts ("NRE") are recognized when the parts or services have been completed and units, including prototypes, have been shipped. Revenues from NRE are less than 10% of total net sales for the periods reported.

     Income Taxes. The provision for income taxes includes Federal and State taxes currently payable and deferred taxes arising from temporary differences between income for financial and tax reporting purposes. These temporary differences result principally from the use of accelerated methods of depreciation for tax purposes, the provisions for losses on inventories and accounts receivable and the accounting for stock compensation. Research and development tax credits are applied as a reduction to the provision for income taxes in the year in which they are utilized.

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

     Impact of Recently Issued Accounting Pronouncements. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Hedging Activities, which amended Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company expects to adopt these new Statements effective October 1, 2000. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of these Statements will have a significant effect on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 summarizing its views of applying generally accepting accounting principles to revenue recognition in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

     Reclassifications. Certain amounts in prior years have been reclassified to conform to current year presentation.

Note 2 - Acquisition of MSI

     On February 25, 1998, the Company acquired all of the outstanding shares of MSI, a manufacturer of SAW-based sensors, in exchange for 339,622 shares of the Company's Common Stock plus assumption of approximately $900,000 of debt. The business combination was recorded as a pooling-of-interests. Prior to the combination, MSI's fiscal year ended on June 30 of each year. In recording the business combination, MSI's financial statements for the year ended June 30, 1997 were combined with Sawtek's for the year ended September 30, 1997. MSI's unaudited net sales and net loss for the three-month period ended September 30, 1997 were approximately $423,000 and ($671,000), respectively. In accordance with APB 16, MSI's results of operations and cash flows for the three-month period ended September 30, 1997 have been added to the retained earnings and cash flows of the Company and excluded from reported fiscal 1998 results of operations and cash flows. MSI's revenue and net loss for the period from October 1, 1997 through the date of acquisition were approximately $792,000 and ($438,000), respectively.

Note 3 - Cash, Cash Equivalents and Short-Term Investments

     Cash, cash equivalents and short-term investments consist of the following:

                                                                                           September 30,
                                                                                      2000             1999
                                                                                      ----             ----
                                                                                          (in thousands)
Cash and cash equivalents:
Cash and overnight investments                                                      $ 11,940         $  9,943
Commercial paper, corporate notes, banker's acceptances and money market              57,596           40,697
  preferreds with maturities less than or equal to 90 days from date of
  purchase                                                                          --------         --------
Cash and cash equivalents                                                             69,536           50,640
Short-term investments:
Commercial paper, corporate notes, banker's acceptances and money market              36,323           18,618
  preferreds with maturities greater than 90 days from date of purchase
Municipal securities                                                                      --            3,011
Certificates of deposit                                                                4,039           12,005
Government agency securities                                                          34,445           31,000
                                                                                    --------         --------
Short-term investments                                                                74,807           64,634
                                                                                    --------         --------
Cash, cash equivalents and short-term investments                                   $144,343         $115,274
                                                                                    ========         ========


Note 4 - Allowance for Doubtful Accounts and Sales Returns

     The allowance for doubtful accounts and sales returns is as follows:

                                                                                    Year Ended
                                                                                   September 30,
                                                                        2000            1999           1998
                                                                        ----            ----           ----
                                                                                  (in thousands)
Balance, beginning of period                                           $1,135          $1,399         $  684
Provision for doubtful accounts and sales returns                         325             174          1,396
Sales returns and uncollectible accounts written off                     (460)           (438)          (681)
                                                                       ------          ------         ------
Balance, end of period                                                 $1,000          $1,135         $1,399
                                                                       ======          ======         ======

Note 5 - Inventories

     Net inventories consist of the following:

                          September 30,
                       2000          1999
                       ----          ----
                         (in thousands)
Raw material         $11,750        $2,984
Work in process        3,662         1,993
Finished goods         3,176         3,075
                     -------        ------
     Total           $18,588        $8,052
                     =======        ======

     The allowance for obsolete and slow moving inventory is as follows:

                                              Year Ended September 30,
                                     2000               1999              1998
                                     ----               ----              ----
                                                    (in thousands)
Balance, beginning of period        $2,109            $2,118             $1,935
Charged to cost of sales             1,508               130                345
Disposal of inventory                 (191)             (139)              (162)
                                    ------            ------             ------
Balance, end of period              $3,426            $2,109             $2,118
                                    ======            ======             ======


Note 6 - Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                            September 30,
                                        2000            1999
                                        ----            ----
                                           (in thousands)
Land and improvements                 $   830          $   830
Buildings                              16,541           16,500
Production and test equipment          62,680           39,797
Computer equipment                      4,036            3,455
Furniture and fixtures                  2,943            2,865
Construction in progress                9,929            9,589
                                      -------          -------
                                       96,959           73,036
Less accumulated depreciation          34,591           26,594
                                      -------          -------
     Total                            $62,368          $46,442
                                      =======          =======

     No interest costs were capitalized as part of property, plant and equipment during 2000. Approximately $36,000 and $98,000 of interest costs were capitalized as part of property, plant and equipment in 1999 and 1998, respectively.

Note 7 - Line of Credit

     The Company has a line of credit with a bank for working capital, equipment purchases, plant expansion and other general business purposes of $30 million with interest at LIBOR plus 125 basis points. The line of credit is unsecured and renewable annually. Covenants in connection with the line of credit impose restrictions with respect to, among other things, the maintenance of certain financial ratios, additional indebtedness and disposition of assets. The Company was in compliance with the covenants as of September 30, 2000 and 1999. There were no borrowings against the line of credit at September 30, 2000 and 1999.

Note 8 - Long-Term Debt and Lease Obligations

     In August 2000, the Company paid its outstanding debt obligations. The debt obligations were obtained through the Orange County Industrial Development Authority for the acquisition of land and the expansion of facilities. The bonds were paid in full with a final payment of approximately $1,894,000, including accrued interest. The Company made interest payments of approximately $134,000, $152,000 and $228,000 on its debt obligations during the years ended September 30, 2000, 1999 and 1998, respectively.

     The Company has several non-cancelable lease agreements for facilities and, in the past, has leased certain equipment. Rental expense was approximately $69,000, $394,000 and $843,000 in 2000, 1999 and 1998, respectively. The leases run through 2002, with obligations of approximately $52,000 and $17,000, in 2001 and 2002, respectively.

Note 9 - Income Taxes

     The income tax provision consists of the following:

                                                Year Ended September 30,
                                        2000              1999               1998
                                        ----              ----               ----
                                                    (in thousands)
Current:
  Federal                             $16,892           $ 9,414            $ 7,908
  State                                 1,363               725                662
                                      -------           -------            --------
                                       18,255            10,139              8,570
Deferred:
  Federal (benefit)                   (15,385)            6,068              6,024
  State                                    68               315                646
                                      -------           -------            -------
                                      (15,317)            6,383              6,670
                                      -------           -------            -------
     Total Income Tax Provision       $ 2,938           $16,522            $15,240
                                      =======           =======            =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences giving rise to year-end deferred tax balances were as follows:

                                                            September 30,
                                                       2000              1999
                                                       ----              ----
                                                            (in thousands)
Current:
  Accruals not currently deductible                   $  372            $   389
  Inventory costs capitalized for tax purposes            57                 71
  Inventory loss provision                               891                603
                                                      ------            -------
     Deferred Tax Asset                               $1,320            $ 1,063
                                                      ======            =======
Non-Current:
  Stock option compensation not currently deductible  $  (71)           $  (159)
  Earnings of Costa Rican subsidiary not currently                       16,689
   taxed
  Excess tax over book depreciation                    2,828              2,906
  Other                                                3,636              2,017
                                                      ------            -------
     Deferred Tax Liability                           $6,393            $21,453
                                                      ======            =======

     A reconciliation of statutory Federal income taxes to reported income taxes is as follows:

                                                                      Year Ended September 30,
                                                              2000             1999              1998
                                                              ----             ----              ----
                                                                           (in thousands)
Income taxes computed at the Federal                        $28,777           $16,522          $14,506
 Statutory rate of 35%
Reversal of deferred taxes previously provided on           (16,689)
 earnings of Costa Rican subsidiary
Current benefit of tax exemption of Costa Rican             (10,041)
 subsidiary
State income taxes, net of Federal benefit                    1,431               676              850
Other, primarily tax credits, tax-exempt interest              (540)             (676)            (116)
 income and dividend income
                                                            -------           -------          -------
     Total Income Tax Provision                             $ 2,938           $16,522          $15,240
                                                            =======           =======          =======

     In 2000 and 1999, the Company's tax liability was reduced and its capital surplus was increased by approximately $4,064,000 and $3,003,000, respectively, as a result of transactions involving stock options.

     The Company made income tax payments of approximately $14,165,000, $7,765,000 and $6,276,000 in 2000, 1999 and 1998, respectively.

     The Company provided for deferred taxes on the non-repatriated earnings of its subsidiary in Costa Rica prior to fiscal 2000. This subsidiary benefits from a complete exemption from Costa Rican income taxes through 2003 and a 50% exemption thereafter through 2007. In the fourth quarter of 2000, the Company determined that its investment in Costa Rica is permanent and that its earnings are considered indefinitely reinvested; and, accordingly, no provision for United States federal and state income taxes has been provided for 2000. In addition, the Company reversed the previous accrual for deferred income taxes resulting in a one-time tax benefit for the fourth quarter of 2000 of approximately $23.1 million and a $16.7 million benefit for the fiscal year. In the event the Costa Rican subsidiary ever remits these earnings to the U.S. parent, the Company would be subject to U.S. federal and state income taxes. The estimated unrecognized deferred income tax liability on these unremitted earnings at September 30, 2000, is approximately $26.7 million.

Note 10 - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Year Ended September 30,
                                                                            2000            1999            1998
                                                                            ----            ----            ----
                                                                            (in thousands, except per share data)

Net income                                                                 $79,282        $30,684       $26,205
                                                                           =======        =======       =======
Weighted-average common stock outstanding for basic earnings per share      42,498         41,946        42,360
Dilutive effect of employee stock options                                    1,169            869           996
                                                                           -------        -------       -------
Weighted-average common stock outstanding for diluted earnings per share    43,667         42,815        43,356
                                                                           =======        =======       =======
Earnings per share:
   Basic                                                                   $  1.87        $  0.73       $  0.62
   Diluted                                                                 $  1.82        $  0.72       $  0.60

     The weighted-average common stock outstanding includes all ESOP shares outstanding.

Note 11 - Concentration of Risk

(a) Significant customers and sales to foreign markets. Sales to foreign markets and to significant customers as a percent of the Company's total revenues were as follows:

                                                                    Year Ended September 30,
                                                               2000           1999            1998
                                                               ----           ----            ----
Foreign Markets (Including Significant Customers                61%            41%             37%
 and European Market)
European Market (Including Significant Customers)               19%            18%             18%
Asian and Pacific Rim Market (Principally to S. Korea)          29%            18              16%
Significant Customer A                                          25%            23%             17%
Significant Customer B                                          11%             *               *
Significant Customer C                                           *             13%             15%
Significant Customer D                                           *              *              15%

*Less than 10%

(b)  Concentrations of risk

     (1) Suppliers

         The Company currently procures certain key raw materials for its products from a limited number of vendors, most of whom are based in Japan. The Company acquires this material on a purchase order basis. The Company's reliance on a limited number of vendors involves several risks, including reduced control over the price, foreign currency exposure, timely delivery, reliability and quality of the components. Any inability of the Company to obtain timely deliveries of material of acceptable quality in required quantities or any increases in the prices of components for which the Company does not have alternative sources could materially adversely affect the Company's business, financial condition and results of operations.

     (2) Credit Risk

         The Company generally sells its products to customers engaged in the development and/or manufacture of high technology products either recently introduced or soon to be introduced to the marketplace. The Company's customers are concentrated into a small group of which several account for more than 10% of sales as noted above and a significant percentage are foreign customers. Substantially all of the Company's trade accounts receivable are due from such sources.

         The Company continually performs credit evaluations of its customers and generally does not require collateral; however, in certain circumstances, the Company may require letters of credit from its customers or the Company may secure credit insurance.

     (3) Foreign Currency Exchange Risk

         At times the Company engages in foreign exchange forward contracts to lock in the cost of foreign currency exposures for the purchase of equipment or raw materials denominated in foreign currencies. While these forward contracts are subject to fluctuations in value from movement in the foreign currency exchange rates, such fluctuations are offset by the change in value of the underlying exposures being hedged. At September 30, 2000, the Company did not have any open foreign currency exchange contracts.

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

Note 12 - Segment Information

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

     The Company's chief operating decision-maker is the Chief Executive Officer
(CEO). The Company's CEO evaluates both consolidated and disaggregated financial information in deciding how to allocate resources and assess performance. The CEO uses certain disaggregated financial information for the Company's primary markets: communications, military and space, and other markets. The communications market includes the sale of bandpass filters for wireless phones, base stations, data communications and broadband access and other applications.

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

     Revenues by markets (as defined by the Company), as a percentage of total revenues for the years ended September 30, 2000, 1999 and 1998, were as follows:
Communications, 85%, 82%, and 81%, respectively; military and space, 4%, 6%, and 9%, respectively; and other markets, 11%, 12%, and 10%, respectively.

     Sales are reported in the geographic areas where they originate. Transfers from the U.S. to Costa Rica are made on a basis intended to reflect the market price of the products.

                           Net Sales                       Operating Income                     Assets
                --------------------------------    --------------------------------    -----------------------
                  2000       1999       1998          2000       1999       1998           2000        1999
                  ----       ----       ----          ----       ----       ----           ----        ----
                        (in thousands)                      (in thousands)                  (in thousands)

United States   $ 97,076   $ 66,373   $70,960       $46,824    $25,416    $23,181        $188,934    $146,939
Costa Rica        80,918     47,053    36,612        28,073     16,783     14,722          77,751      53,532
Transfers/       (18,153)   (13,150)   (9,872)            -        270          -          (7,197)     (8,892)
 Eliminations   --------   --------   -------       -------    -------    -------        --------    --------
Consolidated    $159,841   $100,276   $97,700       $74,897    $42,469    $37,903        $259,488    $191,579
 Results        ========   ========   =======       =======    =======    =======        ========    ========


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

     Profit Sharing and 401(k) Element. In 1981, the Company established a profit sharing plan covering substantially all U.S. employees who work 500 hours or more per year. A 401(k) feature was added to the plan in 1991 and a Company matching feature was added effective October 1, 1997. There have been no profit sharing contributions by the Company to the plan since 1990. The 401(k) contribution expense was approximately $324,000, $299,000 and $368,000 in the years ended September 30, 2000, 1999 and 1998, respectively.

     Employee Stock Ownership Element. In 1991, the Company established an Employee Stock Ownership Plan covering substantially all U.S. employees. The ESOP purchased 6,753,280 shares of common stock from substantially all of the common shareholders and 11,024,480 shares of common stock from the Company in 1991. The transaction was financed from the proceeds of a $4,000,000 loan from the Company. The Company accounts for these ESOP shares in accordance with Statement of Position 76-3. As of September 30, 2000, 2,312,932 of these shares remain unallocated. These shares will be allocated through fiscal year 2003.

     The Company made contributions of approximately $251,000, $265,000 and $279,000 to the ESOP during the years ended September 30, 2000, 1999 and 1998, respectively. Allocations to participants' accounts were 867,552 shares, 915,838 shares and 964,126 shares during the years ended September 30, 2000, 1999 and 1998, respectively.

     Employee Stock Purchase Plan. In February 1996, the Board of Directors approved an Employee Stock Purchase Plan and allotted 1,000,000 shares of Common Stock to the plan. The plan enables eligible employees who have completed a service requirement to purchase shares of Common Stock at a 15% discount from the fair market value of the stock, up to a maximum of 10% of their compensation.

     Costa Rica Profit Sharing Plan. Effective October 1, 1997, the Company adopted a Profit Sharing Plan for its Costa Rica subsidiary covering substantially all employees of this subsidiary. The Company contributed approximately $147,000, $101,000 and $70,000 to this plan during the years ended September 30, 2000, 1999 and 1998, respectively.

Note 14 - Stock Options

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

     Information concerning options under these plans is as follows:


                                               Shares Under                                 Weighted-Average
                                                  Option        Price Range of Options       Exercise Price
                                               ------------     ----------------------      ----------------
Balance at September 30, 1997                   2,430,260            $ 0.06-$16.63               $ 3.69
Granted                                           516,000            $ 6.64-$17.50               $10.97
Terminated                                       (143,500)           $ 0.06-$14.38               $ 5.67
Exercised                                        (747,468)           $ 0.06-$13.44               $ 0.95
                                                ---------
Balance at September 30, 1998                   2,055,292            $ 0.06-$17.50               $ 6.37
Granted                                           937,000            $10.94-$35.13               $22.00
Terminated                                        (76,400)           $ 6.64-$17.50               $11.01
Exercised                                        (622,151)           $ 0.06-$17.50               $ 4.98
                                                ---------
Balance at September 30, 1999                   2,293,741            $ 0.06-$35.13               $12.98
Granted                                           303,250            $45.03-$70.19               $48.58
Terminated                                        (22,526)           $ 6.64-$47.73               $14.46
Exercised                                        (417,715)           $ 0.06-$17.50               $ 5.11
                                                ---------
Balance at September 30, 2000                   2,156,750            $ 0.06-$70.19               $19.49
                                                =========
Exercisable at September 30, 2000                 863,975
                                                =========


     The weighted-average contractual life of stock options outstanding as of September 30, 2000 was 7.43 years.

     The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                                       Weighted-Avg.
Range of Exercise        Number          Remaining        Weighted-Avg.     Number Exercisable     Weighted-Avg.
    Prices            Outstanding     Contractual Life   Exercise Price     at Sept. 30, 2000    Exercise Price
-----------------     -----------     ----------------   --------------     ------------------   ---------------
 $ 0.06 - $ 5.53         394,026           3.90             $  1.43              394,026             $ 1.43
 $ 5.54 - $10.94         448,957           8.13             $ 10.29              113,782             $ 9.05
 $10.95 - $17.50         527,467           7.03             $ 12.39              234,917             $12.86
 $17.51 - $35.13         485,000           8.83             $ 32.31              121,250             $32.31
 $35.14 - $70.19         301,300           9.46             $ 48.59                   --             $48.59
                       ----------                                                -------
                       2,156,750                                                 863,975
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

                                                      Year Ended September 30,
                                               2000              1999             1998
                                               ----              ----             ----
                                                (in thousands, except per share data)

Net income as reported                       $ 79,282          $ 30,684         $ 26,205
Pro forma net income                         $ 73,101          $ 27,615         $ 24,376
Pro forma earnings per share:
    Basic                                    $   1.72          $   0.66         $   0.58
    Diluted                                  $   1.69          $   0.66         $   0.57

     The weighted-average fair value of options granted during the years ended September 30, 2000, 1999 and 1998 was $48.58, $18.79 and $6.96, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were utilized:

                                    Black-Scholes Pricing Assumptions
                                                 Year Ended
                                                September 30,
                                  2000              1999             1998
                                  ----              ----             ----
Expected volatility              85.00%            77.00%           78.00%
Risk-free interest rate           6.54%             5.75%            5.71%
Expected dividends                None             None             None
Expected life (in years)          4.76              4.94             4.79


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

     Share Repurchase. On August 31, 1998, the Board of Directors approved a Common Stock repurchase program for up to 2,000,000 shares of Common Stock in open market transactions. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock related benefit programs. As of September 30, 2000, 1,158,452 shares have been repurchased under this program.

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

Note 16 - Quarterly Financial Information (unaudited)

     Selected quarterly financial data is summarized below:

                                                                     Quarter Ended
                                                         (in thousands, except per share data)
                                              Fiscal 2000                                    Fiscal 1999
                             Sept. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,   June 30,    Mar. 31,    Dec. 31,
                                2000        2000        2000        1999       1999        1999        1999        1998
                                ----        ----        ----        ----       ----        ----        ----        ----
Net sales                    $46,326     $44,105     $37,612     $31,798    $28,515     $26,045     $23,497     $22,219
Cost of sales                 18,313      17,546      14,930      13,494     11,701      10,737       9,828       9,958
                             -------     -------     -------     -------    -------     -------     -------     -------
Gross profit                  28,013      26,559      22,682      18,304     16,814      15,308      13,669      12,261
Operating expenses:
  Selling expenses             2,194       1,631       1,497       1,239      1,395       1,517       1,340       1,385
  Gen. & Adm. Expenses         1,453       1,629       1,229       1,237      1,089       1,114       1,037       1,079
  R&D expenses                 2,373       2,306       2,195       1,678      1,480       1,334       1,616       1,197
                             -------     -------     -------     -------    -------     -------     -------     -------
Total operating expenses       6,020       5,566       4,921       4,154      3,964       3,965       3,993       3,661
                             -------     -------     -------     -------    -------     -------     -------     -------
Operating income              21,993      20,993      17,761      14,150     12,850      11,343       9,676       8,600
Other income, net              2,456       1,831       1,580       1,456      1,328       1,174       1,116       1,119
                             -------     -------     -------     -------    --- ---     -------     -------     -------
Income before income taxes    24,449      22,824      19,341      15,606     14,178      12,517      10,792       9,719
Income taxes (benefit)(2)    (17,138)      7,932       6,721       5,423      4,963       4,380       3,777       3,402
                             -------     -------     -------     -------    -------     -------     -------     -------
Net income                   $41,587     $14,892     $12,620     $10,183    $ 9,215     $ 8,137     $ 7,015     $ 6,317
                             =======     =======     =======     =======    =======     =======     =======     =======
Net income per share(1):
  Basic                      $  0.98     $  0.35     $  0.30     $  0.24    $  0.22     $  0.19     $  0.17     $  0.15
                             =======     =======     =======     =======    =======     =======     =======     =======
  Diluted                    $  0.95     $  0.34     $  0.29     $  0.23    $  0.21     $  0.19     $  0.17     $  0.15
                             =======     =======     =======     =======    =======     =======     =======     =======
Shares used in per share
 calculations:
  Basic                       42,646      42,566      42,470      42,325     42,193      42,004      41,824      41,764
  Diluted                     43,724      43,808      43,724      43,657     43,236      43,066      42,494      42,462

(1) Earnings per share for each quarter are calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount. All earnings per share data are restated to reflect the two-for-one stock split in August 1999.

(2) Includes approximately $23.1 million of deferred income taxes reversed in the fourth quarter ending September 30, 2000, due to an adjustment for income taxes for our Costa Rican facility.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management - Executive Officers and Directors
---------------------------------------------

     The executive officers and directors of the Company and their ages as of October 1, 2000 are as follows:

              Name                   Age               Position
              ----                   ---               --------
Steven P. Miller                     52     Chairman of the Board of Directors
Gary A. Monetti                      41     Chief Executive Officer and Director
Kimon Anemogiannis                   38     President and Chief Operating Officer
Raymond A. Link                      46     Senior Vice President-Finance, Treasurer
                                             and Chief Financial Officer
Brian P. Balut                       35     Vice President-Sales and Marketing
John K. Bitzer                       50     Vice President-Operations Support
Azhar Waseem                         47     Vice President-Operations
Robert C. Strandberg(1)              43     Director
Neal J. Tolar                        59     Director
Bruce S. White (1)                   67     Director
Willis C. Young (1)                  59     Director

(1) Member of the Audit Committee and the Compensation Committee.

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

     Gary A. Monetti joined the Company in 1982 and was appointed Chief Executive Officer effective October 1, 1999. He served as President from April 1997 to September 30, 1999, Chief Operating Officer from July 1995 to September 30, 1999 and Vice President-Operations from July 1995 to April 1997. He has served in various positions since 1982 with the Company, including Filter Design Engineer, Manager of Filter Technology, Vice President-Sales and Marketing and Vice President-Engineering. Mr. Monetti has a B.S. degree in Electrical Engineering from the University of Illinois and an M.B.A. degree from Rollins College. Mr. Monetti was appointed to the Board of Directors in April 1998.

     Kimon Anemogiannis joined Sawtek in July 1995 as Director of Engineering and was promoted to Vice President-Engineering in April 1998, Vice President-Operations in 1999 and President and Chief Operating Officer, effective October 1, 1999. Prior to joining Sawtek, Dr. Anemogiannis was in various engineering positions for the surface acoustic wave (SAW) group at Siemens Matsushita, a SAW component manufacturer, based in Munich, Germany from August 1986 to July 1995. Dr. Anemogiannis has an M.S. degree and a Ph.D. degree in Electrical Engineering from the Technical University of Munich.

     Raymond A. Link joined the Company in September 1995 as Vice President-Finance and Chief Financial Officer and was promoted to Senior Vice President-Finance and Chief Financial Officer, effective October 1, 1999. From 1987 to September 1995, Mr. Link was Vice President Finance and Chief Financial Officer of Hubbard Construction Company, a heavy/highway construction company. From 1980 to 1987, he was with Harris Corporation, a manufacturer of communication equipment, in various financial capacities. Mr. Link has a B.S. degree from the State University of New York at Buffalo and an M.B.A. degree from the Wharton School at the University of Pennsylvania. He is a Certified Public Accountant.

     Brian P. Balut joined Sawtek in October 1994 as a Sales Manager, was promoted to Director of Sales and Marketing in November 1996 and promoted to Vice President-Sales and Marketing in September 1998. From1987 to 1994, Mr. Balut was in various sales, marketing and engineering positions with REMEC, a manufacturer of electronic components. Mr. Balut has a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. degree from Rollins College.

     John K. Bitzer joined Sawtek in August 1991 as Director of Operations Support and was promoted to Vice President-Operations Support in April 1998. From December 1988 to July 1991, Mr. Bitzer was the Director of Operations for the ESCO unit of Emerson Electric, a diversified electronics manufacturer. From 1974 to December 1988, Mr. Bitzer was in various operations and management positions with the General Electric Company, a diversified electronics manufacturer. Mr. Bitzer has a B.S. degree in Mechanical Engineering from West Virginia University.

     Azhar Waseem joined Sawtek in March 1995 as Director of Wafer Fabrication and was promoted to Vice President-Manufacturing in April 1998 and to Vice President-Operations, effective October 1, 1999. From 1989-1994, Mr. Waseem was in various operations and engineering positions of Siliconix, Inc., a microelectronics manufacturer, based in Santa Clara, California and from 1986-1989 he was in various engineering positions with General Electric. Mr. Waseem has a B.S. and M.S. degree in Electrical Engineering and an M.B.A., all from the University of Minnesota.

     Robert C. Strandberg has been a Director of the Company since October 1995. Mr. Strandberg was the President and CEO of PSC Inc., a manufacturer of bar code readers, from June 1997 to August 2000, and served as its Executive Vice President from November 1996 to June 1997. Mr. Strandberg is also a Director of Merix Corporation. From May 1996 to October 1996, he was self-employed as a business consultant. From September 1991 to April 1996, Mr. Strandberg was the Chairman of the Board of Directors, President and Chief Executive Officer of Datamax International Corporation, a manufacturer of bar code printers. From 1988 to 1991, he was Vice President-Finance of Datamax. From 1986 to 1988, he worked for GTECH, a lottery management company, in the areas of finance and strategic planning. Mr. Strandberg has a B.S. degree in Operations Research and Industrial Engineering from Cornell University and an M.B.A. degree from Harvard Graduate School of Business Administration.

     Neal J. Tolar co-founded the Company and served as Senior Vice President and Chief Technical Officer from June 1995 to September 30, 1999 and a Director since 1979. He stepped down from the day-to-day operations on September 30, 1999. He served as Vice President Operations and Engineering from 1979 to June 1995. Prior to joining the Company, he was a member of the technical staff in the RF Technology Group of the Corporate Research Laboratory at TI. He joined TI in 1967. Dr. Tolar has a B.S. degree in Ceramic Engineering from Mississippi State University and a Ph.D. in Ceramic Engineering from the University of Utah.

     Bruce S. White has been a Director of the Company since April 1996. Mr. White was a Corporate Vice President of AVNET Inc., a distributor of electronic components from January 1996 to January 1998 and the President of the Penstock Division of AVNET Inc. from July 1994 to January 1998. He is now retired. From 1974 to July 1994, Mr. White was the President and Chief Executive Officer of Penstock Inc., a company he founded to distribute RF and microwave components. Mr. White has a B.A. degree in Mathematics from Colgate University and a B.S. and M.S. degree in Electrical Engineering from Michigan State University.

     Willis C. Young has been a Director of the Company since February 1996. He was a Senior Partner of the Atlanta office of BDO Seidman, LLP, an international accounting and consulting firm, from January 1996 until June 2000. He is now retired. From April 1995 to December 1995, Mr. Young was the Chief Financial Officer for Hayes Microcomputer Products, Inc., a manufacturer of modems and communication equipment, where he was engaged to assist in the implementation of Hayes' restructuring in bankruptcy. From 1965 to March 1995, Mr. Young held various positions with BDO Seidman, LLP, and from 1988 to March 1995 he was a Vice Chairman and a member of the Executive Committee. Mr. Young has a B.S. degree in Accounting from Ferris State University. He is a Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     This information required by this item is incorporated herein by reference to the Company's proxy statement to be filed not later than 120 days after the end of the fiscal year.

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

           (b) Reports on Form 8K

               None

           (c) Exhibits:

     3.1 Amended and Restated Articles of Incorporation of Sawtek Inc. (incorporated by reference to Registration Statement on Form S-8, File No. 333-10579).

     3.2*  1999 Bylaws of Sawtek Inc.

     4.1 Specimen stock certificate (incorporated by reference to Registration Statement on Form S-1, File No. 333-1860).

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

     10.17 Letter from SunTrust Bank, Central Florida, N.A. for renewal and increase in credit to $30,000,000 of unsecured line of credit for Sawtek Inc. dated September 22, 1999 (incorporated by reference to Form 10-K for 1999 filed on November 5, 1999).

     10.20 Modification of ESOP Loan Agreement dated as of September 26, 1997 between the Company and Marine Midland Bank (incorporated by reference to Form 10-K for 1997 filed on November 12, 1997).

     10.21 Modification of ESOP Pledge Agreement dated as of September 26, 1997 between the Company and Marine Midland Bank (incorporated by reference to Form 10-K for 1997 filed on November 12, 1997).

     10.22 Renewal ESOP Note dated as of September 26, 1997 (incorporated by reference to Form 10-K for 1997 filed on November 12, 1997).

     10.23 Implementation Agreement dated September 26, 1997 between the Company and Marine Midland Bank that forms a part of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust (incorporated by reference to Form 10-K for 1997 filed on November 12, 1997).

     10.24 Sawtek Inc. Employee Stock Ownership and 401(k) Trust Agreement dated July 16, 1997 between the Company and HSBC (formerly Marine Midland
           Bank) updated for all amendments through May 1, 1999 (incorporated by reference to Form 10-Q for the period ended June 30, 1999, filed on July 19, 1999).

     10.25 Sawtek Inc. Stock Option Plan for Acquired Companies (incorporated by reference to proxy filed for 1998 shareholders meeting filed on Form 14A filed on December 3, 1997).

     21.1 List of subsidiaries of the registrant (incorporated by reference to Form 10-K for 1999 filed on November 5, 1999).

     23.1  Consent of Ernst & Young LLP.

     24.1  Power of attorney. Reference is made to page 47.

     27.0  Financial Data Schedule.

*   Incorporated by reference to Registration Statement on Form S-1,
    File No. 333-1860.
#   Incorporated by reference to Registration Statement on Form S-3,
    File No. 333-26747.
(1) Incorporated by reference to Form 10-K for 1997 filed on November 12, 1997.
(2) Incorporated by reference to Form 10-K for 1998 filed on November 10, 1998.

                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 2000.

                                            SAWTEK INC.

                                            By:/s/Gary A. Monetti
                                            Gary A. Monetti
                                            Chief Executive Officer

                                            By:/s/Raymond A. Link
                                            Raymond A. Link
                                            Senior Vice President-Finance and
                                            Chief Financial Officer and
                                            Chief Accounting Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of November, 2000.

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

                                                                    Exhibit 23.1

                         Consent of Independent Auditors

         We consent to the incorporation by reference in the following Registration Statements of our report dated October 24, 2000, with respect to the consolidated financial statements of Sawtek Inc. included in its Annual Report (Form 10-K) for the year ended September 30, 2000.

Registration Statement
        Number                                   Description
----------------------                           -----------
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





                                                            s/Ernst & Young, LLP
                                                            Ernst & Young LLP



Orlando, Florida
November 13, 2000