Form 10-Q
period 2000-12-31
SAWTEK INC \FL\
filed 2001-01-29
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                              --------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended December 31, 2000

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

     As of January 29, 2001, there were 42,610,430 shares of the Registrant's Common stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets as of December 31, 2000
                  and September 30, 2000 ................................. 3

                  Consolidated Statements of Income for the three months
                  ended December 31, 2000 and 1999 ....................... 4

                  Consolidated Statements of Cash Flows for the three
                  months ended December 31, 2000 and 1999 ................ 5

                  Notes to Consolidated Financial Statements.............. 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........10

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk..27

Part II. Other Information

         Item 1.  Legal Proceedings ...................................   28

         Item 2.  Changes in Securities ...............................   28

         Item 3.  Defaults Upon Senior Securities .....................   28

         Item 4.  Submission of Matters to a Vote of Security Holders .   28

         Item 5.  Other Information ...................................   28

         Item 6.  Exhibits and Reports on Form 8-K ....................   28

Signatures.............................................................   29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SAWTEK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           December 31,       September 30,
                                                               2000                2000
                                                           ------------       -------------
                                                           (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments          $ 164,541          $ 144,343
  Accounts receivable, net                                      32,201             30,661
  Inventories, net                                              17,052             18,588
  Deferred income taxes                                          1,320              1,320
  Other current assets                                           1,754              2,208
                                                             ---------          ---------
       Total current assets                                    216,868            197,120
Property, plant and equipment, net                              62,902             62,368
                                                             ---------          ---------
          Total assets                                       $ 279,770          $ 259,488
                                                             =========          =========

Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                           $   3,289          $   3,656
  Accrued liabilities                                            3,818              6,003
  Income taxes payable                                           3,950                  -
                                                             ---------          ---------
       Total current liabilities                                11,057              9,659

Deferred income taxes                                            6,924              6,393

Shareholders' equity:
  Common stock; $.0005 par value; 120,000,000 authorized
   shares; 42,668,194 issued shares; 42,610,430 and
   42,632,776 outstanding shares at December 31, 2000 and
   September 30, 2000, respectively                                 21                 21
  Capital surplus                                               77,588             78,531
  Unearned ESOP compensation                                      (586)              (586)
  Retained earnings                                            186,693            166,612
  Less common stock held in treasury at cost; 57,764 shares
   at December 31, 2000 and 35,418 at September 30, 1999        (1,927)            (1,142)
                                                             ---------          ---------
       Total shareholders' equity                              261,789            243,436
                                                             ---------          ---------
          Total liabilities and shareholders' equity         $ 279,770          $ 259,488
                                                             =========          =========

          See accompanying notes to consolidated financial statements.

                                       3





                          SAWTEK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended
                                                   December 31,
                                               ------------------
                                               2000          1999
                                               ----          ----
                                              (in thousands, except
                                                per share data)

Net sales                                    $ 47,750      $ 31,798
Cost of sales                                  19,448        13,494
                                             --------      --------
Gross profit                                   28,302        18,304

Operating expenses:
  Selling expenses                              2,056         1,239
  General & administrative expenses             1,636         1,237
  Research & development expenses               2,175         1,678
                                             --------      --------
     Total operating expenses                   5,867         4,154
                                             --------      --------
Operating income                               22,435        14,150

Other income, net                               2,403         1,456
                                             --------      --------
Income before taxes                            24,838        15,606
Income taxes                                    4,757         5,423
                                             --------      --------
Net income                                   $ 20,081      $ 10,183
                                             ========      ========
Net income per share:
  Basic                                      $   0.47      $   0.24
  Diluted                                    $   0.46      $   0.23

Shares used in per share calculation:
  Basic                                        42,602        42,325
  Diluted                                      43,658        43,657

          See accompanying notes to consolidated financial statements.

                                       4




                                           SAWTEK INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                 Three Months Ended
                                                                                     December 31,
                                                                                -------------------
                                                                                2000           1999
                                                                                ----           ----
                                                                                   (in thousands)
Operating activities:
Net income                                                                    $ 20,081       $ 10,183
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                                  2,930          1,893
  Deferred income taxes                                                            532          2,127
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                          (1,540)          (463)
   Inventories                                                                   1,536           (889)
   Other current assets                                                            454           (191)
  Increase (decrease) in liabilities:
   Accounts payable                                                               (367)          (774)
   Accrued liabilities                                                          (2,185)        (1,909)
   Income taxes payable                                                          4,291          2,942
                                                                              --------       --------
Net cash provided by operating activities                                       25,732         12,919

Investing activities:
Purchase of property, plant and equipment, net                                  (3,464)        (9,157)
                                                                              --------       --------
Net cash used in investing activities                                           (3,464)        (9,157)

Financing activities:
Principal payments on long-term debt                                                 -           (117)
Issuance of common stock                                                           577            343
Purchase of common stock for treasury                                           (2,647)             -
                                                                              --------       --------
Net cash used in financing activities                                           (2,070)           226
                                                                              --------       --------

Increase in cash and cash equivalents                                           20,198          3,988
Cash and cash equivalents at beginning of period                                69,536         50,640
Short-term investments                                                          74,807         64,634
                                                                              --------       --------
Cash, cash equivalents and short-term investments                             $164,541       $119,262
                                                                              ========       ========
Supplemental disclosures:
  Interest paid                                                               $      -       $      -
  Income taxes paid                                                           $      -       $      -

          See accompanying notes to consolidated financial statements.

                                       5

                          SAWTEK INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended December 31, 2000 and 1999


NOTE 1   BASIS OF PRESENTATION
------------------------------
     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of December 31, 2000, and the results of its operations and its cash flows for the three-months ended December 31, 2000 and 1999. These financial statements should be read in conjunction with our audited financial statements as of September 30, 2000, including the notes thereto, and the other information set forth therein included in our most recent annual report on Form 10-K for the year ended September 30, 2000 (File No. 000-28276), which was filed with the Securities and Exchange Commission, or SEC, on November 13, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

     We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. Our first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was December 31, 2000, for the first quarter of fiscal 2001.

     Operating results for the three months ended December 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2001. Certain historical accounts have been restated to conform to the current year presentation.

     Certain references made in this Form 10-Q to "Sawtek", "we", "our", and "us" refer to Sawtek Inc., a Florida corporation.

NOTE 2   EARNINGS PER SHARE
---------------------------
     The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                       Three Months Ended
                                                            December 31,
                                                      ---------------------
                                                      2000             1999
                                                      ----             ----
                                             (in thousands, except per share data)

Net income                                         $  20,081        $  10,183
                                                   =========        =========
Weighted-average common stock
 outstanding for basic earnings per share             42,602           42,325
Dilutive effect of employee stock options              1,056            1,332
                                                   ---------        ---------
Weighted-average common stock
 outstanding for diluted earnings per share           43,658           43,657
                                                   =========        =========
Earnings per share:
  Basic                                            $    0.47        $    0.24
                                                   =========        =========
  Diluted                                          $    0.46        $    0.23
                                                   =========        =========

     Options to purchase approximately 2,125,000 and 2,138,000 shares of common stock were outstanding during the three-month periods ended December 31, 2000 and 1999, respectively. During the three-month period ended December 31, 2000, 54,500 shares of common stock were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. No common stock shares were excluded from the computation of diluted earnings per share during the quarter ended December 31, 1999. The weighted-average common stock outstanding includes all ESOP shares outstanding.

NOTE 3   INVENTORIES
--------------------
     Net inventories consist of the following:

                        December 31, 2000        September 30, 2000
                        -----------------        ------------------
                                       (in thousands)

Raw material                 $ 11,586                 $ 11,750
Work in process                 2,559                    3,662
Finished goods                  2,907                    3,176
                             --------                 --------
      Total                  $ 17,052                 $ 18,588
                             ========                 ========


NOTE 4   PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
     Property, plant and equipment consist of the following:

                                     December 31, 2000         September 30, 2000
                                     -----------------         ------------------
                                                    (in thousands)

Land and Improvements                   $    830                   $    830
Buildings                                 20,993                     16,541
Production and Test Equipment             67,339                     62,680
Computer Equipment                         4,223                      4,036
Furniture and Fixtures                     3,011                      2,943
Construction in Progress                   4,027                      9,929
                                        --------                   --------
                                         100,423                     96,959
Less accumulated depreciation             37,521                     34,591
                                        --------                   --------
      Total                             $ 62,902                   $ 62,368
                                        ========                   ========


NOTE 5   SHAREHOLDERS' EQUITY
-----------------------------
     The consolidated changes in shareholders' equity for the three months ended December 31, 2000 are as follows:

                                                                                         Unearned
                                       Common Stock       Treasury Stock     Capital       ESOP        Retained
                                     Shares    Amount    Shares    Amount    Surplus   Compensation    Earnings      Total
                                     ------    ------    ------    ------    -------   ------------    --------      -----
                                                                    (in thousands)

Balance at September 30, 2000        42,668     $21        35     $(1,142)   $78,531      $(586)       $166,612     $243,436
Net proceeds from exercise of
  stock options                                           (57)      1,862     (1,285)                                    577
Compensatory stock option tax
  benefit                                                                        342                                     342
Purchase of treasury stock                                 80      (2,647)                                            (2,647)
Net income for the three months
  ended December 31, 2000                                                                                20,081       20,081
                                     ------     ---        --     -------    -------      -----        --------     --------
Balance at December 31, 2000         42,668     $21        58     $(1,927)   $77,588      $(586)       $186,693     $261,789
                                     ======     ===        ==     =======    =======      =====        ========     ========

NOTE 6   RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's principal hedging activities relate to hedges of firm commitments. This type of hedging generally relates to purchases of equipment or materials, denominated in foreign currencies. The Company evaluates whether to hedge or not based on the currency, time, amount and other factors. In this type of hedging, both the hedging instrument and the change in the fair value of the firm commitment to the extent of the hedge instrument are recognized on the balance sheet as part of the fair value hedge relationship. The Company adopted FAS No. 133 on October 1, 2000. At December 31, 2000, the Company had no hedges on firm commitments outstanding.


NOTE 7   RECLASSIFICATIONS
--------------------------
     Certain amounts in prior years have been reclassified to conform to current year presentation.

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

Overview
--------
     Sawtek designs, develops, manufactures and markets a broad range of electronic signal processing components based on surface acoustic wave, or SAW, technology primarily for use in the wireless communications industry. Our primary products are custom-designed, high performance bandpass filters, resonators, oscillators and SAW-based subsystems. These products are used in a variety of microwave and RF systems, such as CDMA, GSM and 3G digital wireless communications systems, digital microwave radios, wireless local area networks, cable television equipment, Internet infrastructure, various defense and satellite systems, and sensors.

     We have a wide range of customers, but a significant percentage of our revenue is derived from a limited number of customers. Our top three customers during the three months ended December 31, 2000 and 1999, accounted for approximately 45% and 42%, respectively, of total net sales. It is not uncommon for our top three customers to change from quarter to quarter. We have experienced significant growth in international markets over the last five years, with international sales accounting for approximately 69% of net sales during the first three months of fiscal 2001.

Results of Operations
---------------------
     The following table sets forth, for the periods indicated, information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of our future results.

                                                                Percent Increase (Decrease)
                                                                   Over the Prior Period
                                          Three Months Ended         Three Months Ended
                                              December 31,               December 31,
                                          2000           1999           2000 vs. 1999
                                          ----           ----    -------------------------
Net sales                                100.0%         100.0%              50.2%
Cost of sales                             40.7           42.4               44.1%
                                         -----          -----
Gross profit                              59.3           57.6               54.6%
Operating expenses:
 Selling expenses                          4.3            3.9               65.9%
 General & administrative expenses         3.4            3.9               32.3%
 Research & development expenses           4.6            5.3               29.6%
                                         -----          -----
    Total operating expenses              12.3           13.1               41.2%
                                         -----          -----
 Operating income                         47.0           44.5               58.6%
 Other income - net                        5.0            4.6               65.0%
                                         -----          -----
 Income before taxes                      52.0           49.1               59.2%
 Income taxes                              9.9           17.1              (12.3%)
                                         -----          -----
 Net income                               42.1%         32.0%               97.2%
                                         =====          ====

Revenue by markets:
Communication:
 Base stations                            32.6%         33.4%              46.5%
 Handsets                                 35.5          40.7               31.2%
 Broadband access                          7.0           3.1              231.8%
 Data communications                       7.6           6.1               88.0%
 All other communications                  1.6           1.7               36.2%
                                         -----         -----
   Sub-total communication                84.3          85.0               48.8%
 Military and space                        4.8           4.4               64.2%
 All other                                10.9          10.6               55.2%
                                         -----         -----
    Total                                100.0%        100.0%
                                         =====         =====


                                                           Percent Increase (Decrease)
                                                              Over the Prior Period
                                    Three Months Ended         Three Months Ended
                                        December 31,                December 31,
                                     2000         1999             2000 vs. 1999
                                     ----         ----     ---------------------------
Revenue by architecture:
GSM                                  27.0%        13.2%                206.2%
CDMA                                 38.7         53.3                   9.0%
All other                            34.3         33.5                  53.9%
                                    -----        -----
    Total                           100.0%       100.0%
                                    =====        =====
Revenue by product line:
Handset
 CDMA IF filters                     19.2%        32.4%                (11.0%)
 RF and GSM IF filters               16.4          8.3                 196.6%
                                    -----        -----
   Sub-total Handset                 35.6         40.7
Base Station
 CDMA                                20.0         21.0                  43.0%
 GSM                                 12.6         12.4                  52.3%
                                    -----        -----
   Sub-total Base Station            32.6         33.4

 All other                           31.8         25.9                  84.6%
                                    -----        -----
    Total                           100.0%       100.0%
                                    =====        =====
Revenue by geographic region:
North America                        41.5%        46.0%                 34.9%
Europe                               20.8         14.2                 119.3%
Pacific Rim (excluding S. Korea)     18.6          2.9                 874.0%
South Korea                          14.7         32.2                 (31.6%)
Other                                 4.4          4.7                  36.6%
                                    -----        -----
    Total                           100.0%       100.0%
                                    =====        =====

     Net Sales. Net sales increased 50.2% from $31.8 million in the quarter ended December 31, 1999, to $47.8 million in the quarter ended December 31, 2000.

     The increase in net sales is a result of a higher level of sales of bandpass filters for global system for mobile communication, or GSM, base stations and handsets, increased sales of bandpass filters for code division multiple access, or CDMA, base stations and an increased level of sales for filters for wireless local area networks, the broadband access market and other standard products.

     We currently believe that revenues for our second quarter ending March 31, 2001 will be similar to the prior year quarter ended March 31, 2000, but down from the quarter ended December 31, 2000. Reasons for the sequential quarter over quarter decline include a slowing economy resulting in a reduced demand for cellular phones, inventory channel issues at a major customer relating to one of our products, a slower adoption rate of 2.5G and 3G platforms and a more competitive marketplace resulting in slightly lower average selling prices than originally anticipated.

     A significant percentage of our revenues continue to be generated from international markets. Sales to international customers accounted for approximately 69.2% and 58.6 % of total revenues during the quarters ended December 31, 2000 and 1999, respectively. Sales to international customers accounted for approximately 61.1% of total revenues for the fiscal year 2000. We believe that financial turmoil or instability in international markets, specifically, the Asian market, could reoccur and impact us in the future. Revenues generated from Asian customers continue to vary significantly from quarter to quarter and could decline substantially with little or no advance notice. Revenues generated from Asian customers accounted for approximately 33.4% and 35.0% of total revenues during the quarters ended December 31, 2000 and 1999, respectively, and accounted for approximately 28.6% of total revenues during the fiscal year 2000.

     During the quarters ended December 31, 2000 and 1999, the percentage of our Asian revenue generated from South Korea was approximately 44% and 92%, respectively. The percentage of our Asian revenue generated from South Korea for the fiscal year 2000 was 72%. The South Korean government recently reduced subsidies for the purchase of cellular phones in the South Korean market. We have recently seen delays in orders and some push out of orders to South Korean customers as a result of this governmental action. At present, we are uncertain what the near or mid-term impact of this action will be on our revenues from these customers.

     Our growth in revenue is highly dependent on the overall growth of the wireless telecommunications market and on our ability to offer new and improved products for this market. During the first quarter of fiscal 2000 we expanded our product line of SAW filters for this market to include SAW RF filters for handsets and intermediate frequency, or IF, filters for GSM handsets. There is no assurance, however, that we will continue to be successful in introducing new products for the wireless telecommunications market.

     During fiscal 2000, we initiated an aggressive capital expenditure program to address issues relating to manufacturing capacity constraints. This program was substantially completed during the fourth quarter of fiscal 2000. Additionally, in the past, we have experienced raw material shortages, which could have resulted in a reduction of our revenues. We have taken an aggressive position by increasing our raw material inventory to provide a higher level of safety stock to mitigate the impact of potential shortages. However, there is no assurance that shortages could not reoccur in the future. If this were to happen, it could impact our ability to respond to customer requirements, which could impact our ability to grow revenue.

     Finally, we believe that prices for filters for CDMA base stations will decline in the future due to the transition to smaller surface mount packages which would reduce revenues and gross margins on these products. Sales of CDMA base station filters accounted for approximately 19.6% and 20.9% of total revenues during the quarters ended December 31, 2000 and 1999, respectively. CDMA base station filter sales accounted for approximately 23.7% of total revenues during fiscal year 2000.

     Gross Margin. For the three months ended December 31, 2000 and 1999, gross profit margins were 59.3% and 57.6%, respectively.

     The gross margin increase was primarily due to higher than expected sales of filters for base stations and yields on new products, improved productivity, and lower costs, resulting from more product being produced in our facility in Costa Rica. Our Costa Rican plant accounted for 60.3% and 52.2% of consolidated sales during the three months ended December 31, 2000 and 1999, respectively.

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

     During fiscal 2001, we plan to produce a significantly higher volume of RF and GSM IF filters for wireless phones, both of which have lower average selling prices and lower gross profit margins compared to our other products. As a result, we believe that our gross profit margin percentage will decrease in 2001 compared to 2000.

     Selling Expenses. Selling expenses increased 65.9% from approximately $1.2 million in the quarter ended December 31, 1999 to approximately $2.1 million in the quarter ended December 31, 2000.

     As a percentage of net sales, selling expenses increased from 3.9% during the quarter ended December 31, 1999 to 4.3% in the quarter ended December 31, 2000. The increase in selling expenses as a percentage of revenues is primarily related to higher expenses associated with sales to Asian customers, which increased during the first quarter 2001 as compared to first quarter of 2000.

     General and Administrative Expenses. General and administrative expenses increased 32.4% from approximately $1.2 million in the quarter ended December 31, 1999 to approximately $1.6 million in the quarter ended December 31, 2000.

     As a percentage of net sales, general and administrative expenses decreased from 3.9% during the quarter ended December 31, 1999 to 3.4% in the quarter ended December 31, 2000. The absolute dollar increase in general and administrative expenses can be attributed to increased staffing and other related items resulting from the capacity expansion currently under way.

     Research and Development Expenses. Research and development expenses increased 29.6% from approximately $1.7 million in the quarter ended December 31, 1999 to approximately $2.2 million in the quarter ended December 31, 2000.

     As a percentage of net sales, research and development expenses decreased from 5.3% during the quarter ended December 31, 1999 to 4.6% in the quarter ended December 31, 2000. The increase in research and development expenses is the result of a higher level of new product development.

     Other Income. Other income increased 65.0% from approximately $1.5 million in the quarter ended December 31, 1999 to approximately $2.4 million in the quarter ended December 31, 2000. The increase is the result of higher interest income being earned on increased levels of cash, cash equivalents and short-term investments.

     Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 19.2% and 34.8% for the quarters ended December 31, 2000 and 1999, respectively.

     This decrease was primarily due to adjusting our income taxes for our Costa Rican subsidiary. In the fourth quarter of 2000, we completed a significant expansion to our Costa Rican operation and adjusted the income taxes for this subsidiary. The Costa Rican subsidiary operates in a free trade zone and is currently exempt from taxes in Costa Rica. As a result, effective in the fourth quarter of 2000, we no longer record income taxes for this subsidiary as it is now considered to be a permanent investment. We believe that our effective tax rate for 2001 will range from 19% to 24%. However, due to certain risks and uncertainties detailed in the risk factor section of this Form 10-Q, no assurances can be provided that our effective tax rate will not exceed this range.

     Net Income and Earnings per Share. While our net income and earnings per shares are up significantly for the quarter ended December 31, 2000 compared to the same quarter last year, we are currently projecting that our net income and earnings per share for the quarter ending March 31, 2001 will decline from the quarter ended December 31, 2000. We are projecting the decline in net income and earnings per share due to the lower revenue and lower gross profit margins as previously noted in this Form 10-Q.

Liquidity and Capital Resources
-------------------------------
     To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operations in Orlando and Costa Rica and potential acquisitions of new technologies or compatible companies. For the three months ended December 31, 2000, we generated net cash from operating activities of approximately $25.7 million. Cash generated from operations consisted primarily of net income of $20.1 million, $2.9 million of depreciation and amortization, a decrease in inventory of approximately $1.5 million and an increase of $4.8 million in deferred taxes and income taxes payable, partially offset by decreases in accrued liabilities and accounts payable totaling $2.6 million and an increase in accounts receivable of approximately $1.5 million.

     We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through March 31, 2001. There were no borrowings against the line of credit as of December 31, 2000.

     We spent approximately $3.5 million in the quarter ended December 31, 2000, on new equipment and facilities. We intend to spend an additional $10 million to $15 million during the remainder of fiscal year 2001 on capital equipment and facilities to increase capacity. It is also our intention to order additional equipment during the remainder of 2001, which will utilize next generation manufacturing techniques.

     In the fourth quarter of 1998, the Board of Directors authorized us to repurchase up to 2,000,000 shares of common stock. To date, 1,263,452 shares have been repurchased under this program. We expect to continue to repurchase shares of common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock-related benefit programs.

     We believe that our present cash position and funds expected to be generated from operations will be sufficient to meet our projected working capital and other cash requirements for 2001. Thereafter, we may require additional equity or debt financing to address our working capital needs or to provide funding for capital expenditures. There can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that it will be available on acceptable terms, if at all.

Foreign Operations, Export Sales and Foreign Currency
-----------------------------------------------------
     We established a subsidiary in Costa Rica in 1996. As of December 31, 2000, we had a net investment in fixed assets of approximately $31.5 million in this operation and for the quarter ended December 31, 2000, we recorded net sales of approximately $28.8 million with an operating profit of approximately $11.2 million. The functional currency for the Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. The cost to operate this subsidiary is nominal.

     In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary is minimal.

     International sales are denominated in U.S. dollars and represented approximately 69% and 59% of net sales for the three months ended December 31, 2000 and 1999, respectively. Sales to the European market accounted for approximately 21% and 14% of net sales for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea were approximately 33% and 35% of net sales, respectively, for these same periods.

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

     The new common European currency, the euro, made its debut in January 1999. During the first quarter ended December 31, 2000, approximately 21% of our sales were to European customers. To date, none of our customers or suppliers has requested us to transact business in the euro. At this time, the impact of this new currency is not determinable.

Recently Issued Accounting Standards
------------------------------------
     Please see Note 6 to the Consolidated Financial Statements included in this report and Note 1 to the Consolidated Financial Statements included in our report on Form 10-K for the year ended September 30, 2000, for a discussion of new pronouncements.

Year 2000 Readiness Disclosure
------------------------------
     We completed our plan to address Year 2000 (Y2K) computer issues in calendar year 1999 and we did not experience any significant problems related to computer hardware, software or other applications, nor do we expect to experience any Y2K issues in the future.

Impact of Inflation
-------------------
     We believe that inflation has not had a material impact on operating costs and earnings.

Risk Factors and Uncertainties
------------------------------
     This Form 10-Q contains certain forward-looking statements, which are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that forward-looking statements such as statements of the Company's plans, objectives, expectations and intentions involve risks and uncertainties. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates" or "anticipates" are considered to contain uncertainty and are forward-looking statements. The Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the following:

A decline either in the growth of wireless communications or in the continued acceptance of CDMA technology would have an adverse impact on us.

     During the first quarter of 2001, the percentage of total revenues generated from the sale of SAW devices was 70% for applications in wireless communications systems, specifically wireless phones and base stations. Approximately 72%, 74% and 74% of our net sales for 2000, 1999 and 1998, respectively, were derived from sales of SAW devices for applications in wireless communications systems, specifically wireless phones and base stations. The growth rate for the unit sales of wireless phones has been over 40% for the past several years. Forecasts by both Nokia and Motorola, two leading manufacturers of wireless phones, have placed the projected unit sales of wireless phones for calendar year 2001 at somewhere between 525 million and 575 million phones, compared to approximately 405 million to 410 million phones for calendar year 2000. Motorola recently stated that they believe the projection for calendar year 2001 may be closer to 525 million phones, representing a growth rate of approximately 30%. Any economic, technological or other development resulting in a reduction in demand for wireless services and products would have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products for CDMA-based systems, including filters for base stations and wireless phones, accounted for approximately 39% of our net sales during the first quarter of fiscal 2001. During fiscal 2000 and 1999, approximately 45% and 56%, respectively, of our net sales were generated from sales for CDMA-based systems. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of any of these customers.

     A few large customers have accounted for a significant portion of our net sales. During the first quarter of fiscal 2001, sales to our top 5 and 10 customers accounted for approximately 57% and 79% or our total net sales, respectively. Sales to our top 10 customers accounted for approximately 72%, 70% and 76% of net sales in 2000, 1999 and 1998, respectively.

     Motorola, our largest customer, accounted for approximately 31% of our total net sales during the first quarter of fiscal 2001, and we believe it will continue to account for a high percentage of net sales during the remainder of fiscal 2001. Motorola accounted for 25% and 23% of net sales in 2000 and 1999, respectively.

     In a conference call with the investment community on January 11, 2001, senior management from Motorola stated that they expect revenue and operating income from their sales of wireless phones to decline in the quarter ending March 31, 2001, and additionally, announced a projection for the global handset market at approximately 525 million units, which is at the low end of most analysts' projections. A decline in Motorola's handset revenues combined with a reduction in the global forecast for handset sales in calendar year 2001, could adversely affect our sales and revenue growth in the future.

     We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Our future success depends largely upon the decisions of our current customers to continue to purchase our products, as well as the decisions of prospective customers to develop and market systems that incorporate our products.

New competitive products and technologies have been announced which could reduce demand for our products.

     Our business is dependent upon the application of SAW-based technology. Competing technologies, including digital filtering technology, direct conversion or any other technology that could be developed, could replace or reduce the use of SAW filters for certain applications. Direct conversion is a process that converts an RF signal to baseband without the need for a SAW IF filter. Qualcomm Inc. of San Diego, California, Analog Devices, Inc. of Norwood, Massachusetts, Agilient Technologies, Inc. of Palo Alto, California and RF Micro Devices of Greensboro, North Carolina, each produce integrated circuits for use in wireless phones and have announced products or plans to produce products that utilize direct conversion or other technologies that could reduce or eliminate SAW filters in certain applications. Other companies, as well, may from time to time, announce products, patents or other claims relating to direct conversion or such other technologies that may reduce or eliminate certain SAW filters.

     The product introduced by Analog Devices, Inc. may have some application in certain GSM phones, which, if proven successful, could impact sales of our GSM IF filters for wireless phones. Our sales of SAW filters for GSM wireless phones accounted for approximately 14% of revenues for the quarter ended December 31, 2000 and approximately 8% of revenues for the year ended September 30, 2000. We believe that revenues generated from handset filters for GSM phones could account for up to 12% of our total revenues for all of fiscal 2001.

     Qualcomm Inc., on December 18, 2000, announced a new product based on a direct conversion concept that could eliminate a SAW IF filter in certain CDMA phones. Qualcomm expects to sample this product in late calendar year 2001. Our sales of IF filters for CDMA phones accounted for approximately 19% of revenues for the quarter ended December 31, 2000 and approximately 22% of revenues for the year ended September 30, 2000. We believe that revenues generated from IF filters for CDMA phones could account for up to 20% of our total revenues for all of fiscal 2001. If Qualcomm's product is successful in the market, it could reduce or eliminate our revenues from IF filters for CDMA phones.

     Agilent Technologies, Inc. recently announced an alternative solution to SAW-based technology for potential use as a duplexer in certain PCS wireless phone applications. To date, we have not sold any SAW-based duplexers, but we have targeted this application for future revenue growth.

     Lastly, RF Micro Devices, on January 22, 2001, announced a direct conversion modulator for multi-mode wireless phones that could reduce the need for certain transmit filters for GSM and potentially other architectures. Production for this product is scheduled for the second half of calendar year 2001. Currently, most phone OEM's do not use SAW filters in the transmit path for GSM phones and we do not derive any revenue from this application. At this time we are unable to assess the impact, if any, of this announcement on our future revenue and growth.

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

     During the first quarter of fiscal 2001, we spent approximately $3.5 million on capital expenditures to increase our manufacturing capacity. We have not completed our capacity expansion plans and intend to spend an additional $10 million to $15 million during the remainder of fiscal year 2001 on new equipment. During fiscal 2000 we incurred approximately $27 million in capital expenditures to increase our manufacturing output to enable us to grow our revenue. Expansion plans for fiscal year 2001 include new wafer fabrication capacity and capability in Orlando and new assembly capacity in Orlando and Costa Rica. Any delay in increasing our capacity will have a material adverse impact on our ability to meet the anticipated demand for our new products and on our ability to grow revenue.

Because we rely on a limited number of suppliers, our operating results would be adversely affected if a few suppliers were unable to meet our needs.

     We have a limited number of suppliers for certain critical raw materials, components, services and equipment. There are only a few ceramic package manufacturers and wafer producers worldwide who have the expertise and capacity necessary to satisfy our requirements. Most of these suppliers are based in Japan. At times in the past, we have experienced difficulty in obtaining ceramic surface mount packages used in the production of bandpass filters. A failure by us to anticipate demand for materials, or of our suppliers to provide sufficient quantities of material, could result in raw material shortages. There can be no assurance that we will be able to secure adequate supplies of materials, components, services or equipment. If we were unable to satisfy our requirements for raw materials or to obtain and maintain appropriate equipment, our business, financial condition and results of operations would be materially adversely affected.

Risks associated with international sales could adversely affect our operating results.

     During the first quarter of fiscal 2001, net sales to our international customers accounted for approximately 69% of total net sales. Our net sales to international customers accounted for approximately 61%, 41% and 37% of total net sales for 2000, 1999 and 1998, respectively. The sale of products in foreign countries involves a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

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

     We have grown our net sales over the past several years partly from shipments to South Korean customers. During the first quarter of fiscal 2001, net sales to our South Korean customers accounted for approximately 15% of total net sales. For fiscal 2000, our net sales to South Korean customers was approximately $32.9 million or 20.6% of total net sales, and in 1999 it was approximately $16.8 million, or 16.8% of net sales. However, net sales to South Korean customers fluctuates greatly as experienced in the last quarter of 1998 when those net sales declined to $1.1 million, or approximately 5% of total net sales, compared to $4.8 million, or approximately 18% of total net sales, in the immediately preceding quarter. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 24 months and may continue to face economic problems which would adversely impact our sales in these regions. In addition, the South Korean government recently reduced subsidies for the purchase of wireless phones in the South Korean market, which could adversely impact future sales of our products into this market.

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

     During the first quarter of fiscal 2001, net sales from our Costa Rican operation accounted for approximately 60.3% of total net sales and 50.0% of our operating income. During fiscal years 2000 and 1999, net sales from our Costa Rican operation accounted for approximately 51% and 47% of our total net sales, respectively, and approximately 37% and 40% of our operating income, respectively. We expect our Costa Rican operations to continue to account for a significant proportion of our overall operations in the future.

A change in our favorable tax status in Costa Rica would have an adverse impact on our operating results.

     Our subsidiary in Costa Rica operates in a free trade zone and will receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007. During the first quarter of fiscal 2001, this tax exemption provided tax saving of approximately $4.1 million. During fiscal 2000, this tax exemption provided tax savings of approximately $10.0 million, excluding the one-time gain of $16.7 million related to prior year's deferred income taxes, and increased our diluted earnings per share by approximately $0.23.

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

     We have experienced an increase in the dollar value of our products sold through consignment inventory or hub agreements. Under these agreements, we ship finished goods to warehouse sites located near our customers' facilities and the customer then withdraws this inventory at their discretion. We do not recognize revenue until our customers withdraw the inventory for their use. As a result of not knowing the exact usage of inventory at these sites until late each quarter, our estimates of quarterly revenues may fluctuate from our projections. At December 31, 2000, we had approximately $150,000 in consignment inventory at offsite locations and approximately 7.2% of our total revenue during the first quarter of fiscal 2001 was generated through these types of agreements. Approximately 10% of our total revenue came from these agreements in fiscal 2000. We expect these amounts to continue to increase during the remainder of fiscal 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to minimal market and interest rate risks. We manage the sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which is comprised solely of highly rated, short-term investments. We do not hold or issue derivative securities, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations since we sell our products internationally and we purchase raw materials and equipment from foreign suppliers. We are also exposed to currency fluctuations associated with our Costa Rican operations. We manage exchange rate sensitivity of our international sales, purchases of raw materials and equipment and our Costa Rican operations by denominating most transactions in U.S. dollars. We do engage in limited foreign currency hedging transactions, principally to lock in the cost of purchase commitments that are not denominated in U.S. dollars. At December 31, 2000, we had no open commitments to purchase foreign currency.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits

                                Index to Exhibits

         Exhibit
         Number
         -------

         10.4 Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust Agreement between the Company and HSBC updated for all amendments through November 3, 2000.

         27    Financial Data Schedule (filed electronically only with the SEC)

            b) Reports on Form 8-K

               On November 14, 2000, we filed with the Commission a Current Report on Form 8-K regarding the press release issued by us dated November 14, 2000, announcing the appointment of Kimon Anemogiannis as President and Chief Executive Officer.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 29, 2001


                                  SAWTEK INC.
                                  (Registrant)




                                  /S/ Raymond A. Link
                                  Raymond A. Link
                                  Senior Vice President Finance,
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                                                   Exhibit 10.4


                                   SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(K) PLAN




                                  PREPARED BY:

                              HOLLAND & KNIGHT LLP
                             200 South Orange Avenue
                                   Suite 2600
                             Orlando, Florida 32801













              [UPDATED FOR ALL AMENDMENTS THROUGH NOVEMBER 3, 2000]


                                TABLE OF CONTENTS
                                                                                                 Page
                                                                                                 ----
BACKGROUND INFORMATION............................................................................. 1

ARTICLE I DEFINITIONS.............................................................................. 1

ARTICLE II ELIGIBILITY.............................................................................16
      2.1       CONDITIONS OF ELIGIBILITY..........................................................16
      2.2       EFFECTIVE DATE OF PARTICIPATION....................................................16
      2.3       TERMINATION OF ELIGIBILITY.........................................................16
      2.4       OMISSION OF ELIGIBLE EMPLOYEE......................................................17
      2.5       INCLUSION OF INELIGIBLE EMPLOYEE...................................................17

ARTICLE III CONTRIBUTION AND ALLOCATION............................................................17
      3.1       FORMULA FOR DETERMINING EMPLOYER'S CONTRIBUTION....................................17
      3.2       PARTICIPANT'S SALARY REDUCTION ELECTION............................................20
      3.3       TIME OF PAYMENT OF CONTRIBUTIONS...................................................23
      3.4       ACCOUNTING AND ALLOCATION..........................................................24
      3.5       AVERAGE DEFERRAL PERCENTAGE TESTS..................................................29
      3.6       ADJUSTMENT TO AVERAGE DEFERRAL PERCENTAGE TESTS....................................31
      3.7       AVERAGE CONTRIBUTION PERCENTAGE TESTS..............................................33
      3.8       ADJUSTMENT TO AVERAGE CONTRIBUTION PERCENTAGE TESTS................................36
      3.9       MAXIMUM ANNUAL ADDITIONS...........................................................37
      3.10      ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS..........................................39
      3.11      TRANSFERS FROM QUALIFIED PLANS.....................................................40
      3.12      PARTICIPANT'S QUALIFIED DIRECTED INVESTMENT ACCOUNT................................41
      3.13      DIRECTED INVESTMENT ACCOUNT........................................................42
      3.14      VOTING COMPANY STOCK...............................................................43
      3.15      UNIFORMED SERVICES EMPLOYMENT AND RE-EMPLOY-MENT RIGHTS ACT........................43

ARTICLE IV VALUATIONS..............................................................................43
      4.1       VALUATION OF THE TRUST FUND........................................................43

ARTICLE V FUNDING AND INVESTMENT POLICY............................................................44
      5.1       INVESTMENT POLICY..................................................................44
      5.2       EMPLOYER SECURITIES................................................................45
      5.3       APPLICATION OF CASH................................................................45
      5.4       TRANSACTIONS INVOLVING COMPANY STOCK...............................................45
      5.5       LOANS TO THE TRUST.................................................................46

ARTICLE VI DETERMINATION AND DISTRIBUTION OF BENEFITS..............................................47
      6.1       DETERMINATION OF BENEFITS UPON RETIREMENT..........................................47
      6.2       DETERMINATION OF BENEFITS UPON DEATH...............................................48
      6.3       DETERMINATION OF BENEFITS IN EVENT OF DISABILITY...................................49

      6.4       DETERMINATION OF BENEFITS UPON TERMINATION.........................................49
      6.5       DETERMINATION OF BENEFITS AT AGE 59 1/2............................................52
      6.6       DISTRIBUTION OF BENEFITS...........................................................52
      6.7       DISTRIBUTION OF BENEFITS UPON DEATH................................................58
      6.8       HOW ESOP BENEFITS WILL BE DISTRIBUTED..............................................59
      6.9       IN SERVICE DISTRIBUTION............................................................60
      6.10      TIME OF SEGREGATION OR DISTRIBUTION................................................60
      6.11      DISTRIBUTION FOR MINOR BENEFICIARY.................................................61
      6.12      LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN.....................................61
      6.13      LIMITATIONS ON BENEFITS AND DISTRIBUTIONS..........................................61
      6.14      DISTRIBUTION OF DEFERRAL ACCOUNT UPON HARDSHIP.....................................62
      6.15      DIRECT ROLLOVERS...................................................................63
      6.16      LOANS TO PARTICIPANTS..............................................................63
      6.17      PUT OPTION.........................................................................66
      6.18      NONTERMINABLE PROTECTIONS AND RIGHTS...............................................68

ARTICLE VII TOP HEAVY RULES........................................................................68
      7.1       DEFINITIONS........................................................................68
      7.2       TOP HEAVY PLAN REQUIREMENTS........................................................70
      7.3       DETERMINATION OF TOP HEAVY STATUS..................................................71
      7.4       REQUIRED MINIMUM ALLOCATIONS.......................................................72
      7.5       TOP HEAVY VESTING SCHEDULE.........................................................72

ARTICLE VIII ADMINISTRATION........................................................................73
      8.1       POWERS AND RESPONSIBILITIES OF THE EMPLOYER........................................73
      8.2       ASSIGNMENT AND DESIGNATION OF ADMINISTRATIVE AUTHORITY.............................74
      8.3       ALLOCATION AND DELEGATION OF RESPONSIBILITIES......................................74
      8.4       POWERS, DUTIES AND RESPONSIBILITIES................................................74
      8.5       RECORDS AND REPORTS................................................................76
      8.6       ANNUAL REPORT......................................................................76
      8.7       APPOINTMENT OF ADVISERS............................................................76
      8.8       INFORMATION FROM EMPLOYER..........................................................76
      8.9       PAYMENT OF EXPENSES................................................................77
      8.10      MAJORITY ACTIONS...................................................................77
      8.11      CLAIMS PROCEDURE...................................................................77
      8.12      CLAIMS REVIEW PROCEDURE............................................................77

ARTICLE IX AMENDMENT, TERMINATION, AND MERGERS.....................................................78
      9.1       AMENDMENT..........................................................................78
      9.2       TERMINATION........................................................................79
      9.3       MERGER OR CONSOLIDATION............................................................79

ARTICLE X MISCELLANEOUS............................................................................79
      10.1      PARTICIPANT'S RIGHTS...............................................................79
      10.2      ALIENATION.........................................................................80
      10.3      CONSTRUCTION OF AGREEMENT..........................................................80


      10.4      GENDER AND NUMBER..................................................................80
      10.5      LEGAL ACTION.......................................................................81
      10.6      PROHIBITION AGAINST DIVERSION OF FUNDS OR FORFEITURE FOR CAUSE.....................81
      10.7      BONDING............................................................................81
      10.8      EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE.........................................82
      10.9      RECEIPT AND RELEASE FOR PAYMENTS...................................................82
      10.10     ACTION BY THE EMPLOYER.............................................................82
      10.11     NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY.................................82
      10.12     HEADINGS...........................................................................83
      10.13     UNIFORMITY.........................................................................83



                                   SAWTEK INC.
                    EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN

     This Plan document represents a restatement of the Employee Stock Ownership and 401(k) Plan of Sawtek Inc., a Florida corporation (the "Employer"), and includes all amendments made to the Plan through November 3, 2000.

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

     E. On July 16, 1997, the 401(k) Plan was merged into the ESOP, creating this Plan. At that time, an Employer matching provision was added. The Plan was further amended in response to the favorable determination letter issued by the IRS to the Plan on January 27, 1999, and then again on August 31, 1999, July 25, 2000 and November 3, 2000.

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

                                   ARTICLE I
                                  DEFINITIONS

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

     1.51 "Normal Retirement Date" means the first day of the month coinciding with or next following the earlier of (i) the date of attainment of the Participant's Normal Retirement Age, or (ii) the date on which the combination of the Participants' attained age plus Years of Service equals or exceeds seventy (70). For purposes of this Section, "Normal Retirement Age" means the earlier of the Participant's attainment of (X) age 65 with five (5) or more years of participation in the Plan, or (Y) age 55 with seven (7) or more Years of Service. A Participant shall become 100% Vested in his Aggregate Account upon attaining his Normal Retirement Age. See Section 6.1 for distributions following a termination of employment after a Participant's Normal Retirement Date.

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

     1.72 "Total and Permanent Disability" means a physical or mental condition of the Participant that renders the Participant incapable of continuing any gainful occupation with the Employer for which the Participant is suited by training, skill or experience, after reasonable accommodations have been made in accordance with applicable federal and state laws. Except as provided below, such condition must continue for a cumulative period of 135 business days in a 365 day period, and must result in a termination of employment of the Participant upon a determination by the Administrator that the Participant is incapable of continuing any such gainful occupation with the Employer. Notwithstanding the foregoing sentence, the Administrator may waive or reduce the 135 business day requirement upon a determination that the Participant's physical or mental condition is such that there is a substantial probability that the condition will continue for more than 135 business day.

     The determination of Total and Permanent Disability shall be made by the Administrator in its discretion, and shall be based upon a medical examination of the Participant by a licensed medical provider designated by the Administrator. All fees and costs of the examination by a licensed medical provider shall be paid by the Employer. The decision of the Administrator shall be subject to review by the Participant in accordance with Sections 8.11 and
8.12 below.

     For purposes of this Section, time spent by a Participant on an authorized leave of absence or on a leave of absence under the Family and Medical Leave Act shall be counted as part of the foregoing 135 business day period.

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

     The Administrator shall, in accordance with a uniform, non-discriminatory policy, elect to credit Hours of Service pursuant to this Plan by counting actual Hours of Service for any Employee, or by adopting an equivalency based on a period of employment as provides in ss.2530.200-2(c) of the Department of Labor Regulations.

                                   ARTICLE II
                                  ELIGIBILITY

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

                                  ARTICLE III
                          CONTRIBUTION AND ALLOCATION

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

            (2) Participant's attainment of age 59 1/2;

            (3) Termination of the Plan without the existence at the time of Plan termination of another defined contribution plan (other than an employee stock ownership plan as defined in Code ss. 4975(e)(7) or a simplified employee pension as defined in Code ss.408(k)) or the establishment of a successor defined contribution plan (other than an employee stock ownership plan as defined in Code ss. 4975(e)(7) or a simplified employee pension as defined in Code ss.408(k)) by the Employer or an Affiliated Employer within the period ending twelve months after distribution of all assets from the Plan. For purposes of this Section, the rules of Code ss.401(k)(10)(A) and of Regulation ss.ss. 1.401(k)-1(d)(3) and (5) are incorporated herein by reference;

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

         (b) The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of all Employer contributions (including the ESOP Contribution, Matching Contribution and Profit Sharing Contribution, if any), Forfeitures, Company Stock released from the Unallocated Company Stock Suspense Account, or Trust Fund earnings or losses for each Plan Year. Within a reasonable time after the date of receipt by the Administrator of such information, the Administrator shall allocate any such contributions, Company Stock released from the unallocated Company Stock Suspense Account and Forfeitures (after making any reinstatements required by Section 3.4(f)) as follows:

            (1) With respect to any Employer's Profit Sharing Contributions, ESOP Contributions, Forfeitures of such Employer's ESOP Contributions and Profit Sharing Contributions, and Company Stock released from the Unallocated Company Stock Suspense Account, after making any reinstatements required by Section 3.4(f), the Administrator shall allocate such amounts in the same proportion that each such Participant's Compensation with respect to such Plan Year bears to the total Compensation of all Participants with respect to such Plan Year.

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

     3.15 UNIFORMED SERVICES EMPLOYMENT AND RE-EMPLOY-MENT RIGHTS ACT

     Notwithstanding any provision of this Plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with Code ss.414(u). Loan repayments will be suspended under this Plan as permitted under Code ss.414(u)(4).

                                   ARTICLE IV
                                   VALUATIONS

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

                                   ARTICLE V
                         FUNDING AND INVESTMENT POLICY

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

     5.4 TRANSACTIONS INVOLVING COMPANY STOCK

         (a) No portion of the Trust Fund attributable to (or allocable in lieu of) Company Stock acquired by the Plan in a sale to which Code ss. 1042 applies may accrue, or be allocated directly or indirectly under any plan maintained by the Employer meeting the requirements of Code ss. 401(a):

            (1) During the Nonallocation Period, for the benefit of:

                (i) Any taxpayer who makes an election under Code ss. 1042(a) with respect to Company Stock; or

                (ii) Any individual who is related to the taxpayer within the meaning of Code ss. 267(b), or

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


                                   ARTICLE VI
                   DETERMINATION AND DISTRIBUTION OF BENEFITS

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

                                Vesting Schedule
                Years of Service             Percentage
                ----------------             ----------
                 Less than 3                      0%
                      3                          20%
                      4                          40%
                      5                          60%
                      6                          80%
                      7 or more                 100%

         Effective with respect to terminations of employment occurring after November 3, 2000, the Vesting Schedule shall be as follows:

                                Vesting Schedule
                Years of Service              Percentage
                ----------------              ----------
                 Less than 1                       0%
                      1                           15%
                      2                           30%
                      3                           45%
                      4                           60%
                      5                           75%
                      6                           90%
                      7 or more                  100%

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

         (g)(1) If any Former Participant shall be reemployed by the Employer before a One-Year Break in Service occurs, he shall continue to participate in the Plan in the same manner as if such termination had not occurred.

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

     Notwithstanding the foregoing paragraph and the fifth Plan Year delay provision of Section 6.4(b) above, with respect to distributions to Participants who have terminated employment and have requested a distribution pursuant to
Section 6.4 above, if the fair market value of the Vested portion such Participant's ESOP Account (and only his Participant's ESOP Account) is less than $50,000 as of the effective date of such Participant's termination of employment with the Employer, distribution of the Vested portion of such Participant's ESOP Account, including the Company Stock Account, ESOP Investment Account and Qualified Directed Investment Account, made pursuant to Section 6.4, may be made in cash or in kind (as determined by the Administrator, but subject to Section 6.8) in a single lump sum, at any time after the Participant's termination of employment. In all other cases, except as provided in the following paragraph, the fifth Plan Year delay provision of Section 6.4(b) and the five year installment period (and possible five year extension thereof) specified in the paragraph above shall apply. Such Participant shall not be subject to the five Plan Year deferral period of Section 6.4(b) of this Plan.

     Notwithstanding the first paragraph hereof, in the event a Participant's ESOP Account (and only his ESOP Account) as of the effective date of such Participant's termination of employment with the Employer is greater than $50,000 but less than $500,000 (as adjusted at the same time and in the same manner as provided in Code ss.415(d)), then in lieu of receiving substantially equal periodic payments over a period of five years, such Participant may request an acceleration of his payments by requesting a payment each Plan Year in an amount not to exceed one-fifth of such $500,000 amount (as adjusted). Such Participant shall remain subject to the five Plan Year deferral period of
Section 6.4(b) of this Plan.

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

         (i) If a distribution is one to which Code ss.ss. 401(a)(11) and 417 do not apply, such distribution may commence less than thirty (30) days after the notice required under Regulation ss. 1.411(a)-11(c) is given, provided that: (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least thirty (30) days after receiving the notice to consider the decision of whether or not to elect a distribution and, if applicable, a particular distribution option, and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

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

         (j) In the event a Participant is married at the time a loan is made to such Participant, the spouse of such Participant shall consent to such loan in writing and in accordance with Code ss.ss.401(a)(11) and 417. Such consent shall be obtained no earlier than the beginning of the ninety (90) day period that ends on the date the loan is made.

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


                                  ARTICLE VII
                                TOP HEAVY RULES

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

         (b) Notwithstanding any provision of this Plan to the contrary, a Non-Key Employee who has not separated from service with the Employer as of the last day of the Plan Year shall receive the required minimum allocation provided by Section 7.4(a) even if the Non-Key Employee, for such Plan Year, (i) has not been credited with 1,000 Hours of Service, (ii) earned Compensation below a stated amount, or (iii) has failed to make any mandatory or elective contributions.

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

     7.5 TOP HEAVY VESTING SCHEDULE

         Notwithstanding the vesting schedule in Section 6.4(e), for any Top Heavy Plan Year, the Vested portion of any Participant's ESOP Account, Participant's Matching Account and Participant's Profit Sharing Account shall be a percentage of the total amount credited to such accounts determined on the basis of the Participant's number of Years of Service according to the following schedule:

            Years of Service      Vesting Schedule Percentage
            ----------------      ---------------------------
           Less than 1                       0%
                     1                      15%
                     2                      30%
                     3                      45%
                     4                      60%
                     5                      80%
                     6 or more             100%


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

                                   ARTICLE IX
                      AMENDMENT, TERMINATION, AND MERGERS

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

                                   ARTICLE X
                                 MISCELLANEOUS

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




                                   By:_________________________________