Form 10-Q
period 2001-03-31
SAWTEK INC \FL\
filed 2001-04-27
CIK 1009675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q
                               -------------------
(Mark One)
  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended March  31, 2001

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

                  Yes     X                       No
                       ------                         -------

     As of April 26, 2001, there were 42,287,586 shares of the Registrant's Common Stock outstanding, par value $.0005.

                                   Sawtek Inc.
                                TABLE OF CONTENTS

Part I.  Financial Information                                       Page Number

         Item 1.   Financial Statements (unaudited)

                   Consolidated Balance Sheets as of March 31, 2001
                   and September 30, 2000................................ 3

                   Consolidated Statements of Income for the three months and six months ended March 31, 2001 and 2000... 4

                   Consolidated Statements of Cash Flows for the six
                   months ended March 31, 2001 and 2000.................. 5

                   Notes to Consolidated Financial Statements............ 6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................10

         Item 3.   Quantitative and Qualitative Disclosure of Market
                   Risk..................................................30

Part II. Other Information

         Item 1.   Legal Proceedings.....................................31

         Item 2.   Changes in Securities.................................31

         Item 3.   Defaults Upon Senior Securities.......................31

         Item 4.   Submission of Matters to a Vote of Security Holders...31

         Item 5.   Other Information.....................................32

         Item 6.   Exhibits and Reports on Form 8-K .....................32

Signatures...............................................................33

Exhibit Index ...........................................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SAWTEK INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    March 31,         September 30,
                                                                       2001               2000
                                                                    ---------         -------------
                                                                            (unaudited)
Assets
Current assets:
  Cash, cash equivalents and short-term investments                 $ 166,210           $ 144,343
  Accounts receivable, net                                             20,648              30,661
  Inventories, net                                                     19,385              18,588
  Deferred income taxes                                                 1,320               1,320
  Other current assets                                                  3,268               2,157
                                                                    ---------           ---------
       Total current assets                                           210,831             197,069
Property, plant and equipment, net                                     63,326              62,368
Other assets                                                            1,051                  51
                                                                    ---------           ---------
          Total assets                                              $ 275,208           $ 259,488
                                                                    =========           =========

Liabilities and shareholders' equity Current liabilities:
  Accounts payable                                                  $   2,604           $   3,656
  Accrued liabilities                                                   3,111               6,003
                                                                    ---------           ---------
       Total current liabilities                                        5,715               9,659

Deferred income taxes                                                   7,002               6,393

Shareholders' equity:
  Common stock; $.0005 par value; 120,000,000 authorized shares; 42,668,194 issued shares; 42,264,236 and 42,632,776 outstanding
  shares at March 31, 2001 and September 30, 2000, respectively            21                  21
  Capital surplus                                                      76,417              78,531
  Unearned ESOP compensation                                             (586)               (586)
  Retained earnings                                                   195,962             166,612
  Less common stock held in treasury at cost; 403,958 shares at
     March 31, 2001 and 35,418 at September 30, 2000                   (9,323)             (1,142)
                                                                    ---------           ---------
       Total shareholders' equity                                     262,491             243,436
                                                                    ---------           ---------
          Total liabilities and shareholders' equity                $ 275,208           $ 259,488
                                                                    =========           =========


          See accompanying notes to consolidated financial statements.






                          SAWTEK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                Three Months Ended                Six Months Ended
                                                     March 31,                         March 31,
                                               --------------------             ---------------------
                                               2001            2000             2001             2000
                                               ----            ----             ----             ----
                                                    (dollars in thousands, except per share data)

Net sales                                   $ 28,370        $ 37,612          $ 76,120         $ 69,410
Cost of sales                                 13,379          14,930            32,827           28,424
                                            --------        --------          --------         --------
Gross profit                                  14,991          22,682            43,293           40,986

Operating expenses:
 Selling expenses                              1,367           1,497             3,423            2,736
 General & administrative expenses             1,550           1,229             3,186            2,466
 Research & development expenses               2,654           2,195             4,829            3,873
                                            --------        --------          --------         --------
  Total operating expenses                     5,571           4,921            11,438            9,075
                                            --------        --------          --------         --------
Operating income                               9,420          17,761            31,855           31,911

Other income, net                              2,210           1,580             4,613            3,036
                                            --------        --------          --------         --------
Income before taxes                           11,630          19,341            36,468           34,947
Income taxes                                   2,361           6,721             7,118           12,144
                                            --------        --------          --------         --------
Net income                                  $  9,269        $ 12,620          $ 29,350         $ 22,803
                                            ========        ========          ========         ========
Net income per share:
 Basic                                      $   0.22        $   0.30          $   0.69         $   0.54
 Diluted                                    $   0.22        $   0.29          $   0.68         $   0.52

Shares used in per share calculation:
 Basic                                        42,414          42,470            42,509           42,396
 Diluted                                      42,969          43,724            43,032           43,668


          See accompanying notes to consolidated financial statements.



                          SAWTEK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                   ---------------------
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                       (in thousands)
Operating activities:
Net income                                                                    $  29,350         $  22,803
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                   6,112             4,143
  Deferred income taxes                                                             609             3,890
  Loss on disposal of equipment                                                       -               365
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                           10,013            (4,975)
   Inventories                                                                     (797)           (5,882)
   Other assets                                                                  (1,111)             (193)
  Increase (decrease) in liabilities:
   Accounts payable                                                              (1,052)             1,968
   Accrued liabilities                                                           (2,892)            (1,230)
   Income taxes payable                                                               -              3,374
                                                                              ---------          ---------
Net cash provided by operating activities                                        40,232             24,263

Investing activities:
Purchase of property, plant and equipment, net                                   (7,070)           (18,414)
Purchase of long-term investments                                                (1,000)                 -
Short-term investments                                                           41,783             11,230
                                                                              ---------          ---------
Net cash provided by (used in) investing activities                              33,713             (7,184)

Financing activities:
Principal payments on long-term debt                                                  -               (234)
Issuance of common stock                                                          1,197                872
Stock option income tax benefits                                                    933              2,076
Purchase of common stock for treasury                                           (12,425)                 -
                                                                              ---------          ---------
Net cash provided by (used in) financing activities                             (10,295)             2,714
                                                                              ---------          ---------

Increase in cash and cash equivalents                                            63,650             19,793
Cash and cash equivalents at beginning of period                                 69,536             50,640
Short-term investments                                                           33,024             53,404
                                                                              ---------          ---------
Cash, cash equivalents and short-term investments                             $ 166,210          $ 123,837
                                                                              =========          =========

Supplemental disclosures:
Interest paid                                                                 $       -          $      69
Income taxes paid                                                             $   7,980          $   2,450

          See accompanying notes to consolidated financial statements.

                          SAWTEK INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended March 31, 2001 and 2000


NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three and six months ended March 31, 2001 and 2000. These financial statements should be read in conjunction with our audited financial statements as of September 30, 2000, including the notes thereto, and the other information set forth therein included in our most recent annual report on Form 10-K for the year ended September 30, 2000 (File No. 000-28276), which was filed with the Securities and Exchange Commission, or SEC, on November 13, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-Q.

     We maintain our records on a fiscal year ending on September 30 of each year and all references to a year refer to the year ending on that date. Our first, second and third quarters normally end on the Sunday closest to the last day of the last month of such quarter, which was April 1, 2001, for the second quarter of fiscal 2001. However, for convenience, the financial statements are dated as of March 31, 2001. There were no material transactions from March 31, 2001 through April 1, 2001.

     Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2001. Certain historical accounts have been restated to conform to the current year presentation.

     Certain references made in this Form 10-Q to "Sawtek", "we", "our", and "us" refer to Sawtek Inc., a Florida corporation.

NOTE 2   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with the Statement of Financial Accounting Standard Number 128:

                                                        Three Months Ended            Six Months Ended
                                                             March 31,                     March 31,
                                                        -------------------           ------------------
                                                        2001           2000           2001          2000
                                                        ----           ----           ----          ----
                                                              (in thousands, except per share data)
Numerator:
Net income available to common stockholders           $ 9,269        $12,620        $29,350       $22,803
                                                      =======        =======        =======       =======
Denominator:
Denominator for basic earnings per share:
 Weighted average shares                               42,414         42,470         42,509        42,396
Effect of dilutive securities:
 Employee stock options                                   555          1,254            523         1,272
                                                      -------        -------        -------       -------
Denominator for diluted earnings per share:
 Adjusted weighted average shares and
  Assumed conversions                                  42,969         43,724         43,032        43,668
                                                      =======        =======        =======       =======
Earnings per share:
 Basic                                                $  0.22        $  0.30        $  0.69       $  0.54
                                                      =======        =======        =======       =======
 Diluted                                              $  0.22        $  0.29        $  0.68       $  0.52
                                                      =======        =======        =======       =======


NOTE 3   INVENTORIES

Net inventories consist of the following:

                            March 31, 2001          September 30, 2000
                            --------------          ------------------
                                        (in thousands)

Raw material                    $10,442                    $11,750
Work in process                   3,394                      3,662
Finished goods                    5,549                      3,176
                                -------                    -------
      Total                     $19,385                    $18,588
                                =======                    =======



NOTE 4   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                    March 31, 2001          September 30, 2000
                                    --------------          ------------------
                                                 (in thousands)

Land and Improvements                 $     830                  $     830
Buildings                                22,295                     16,541
Production and Test Equipment            69,562                     62,680
Computer Equipment                        4,336                      4,036
Furniture and Fixtures                    3,070                      2,943
Construction in Progress                  3,936                      9,929
                                      ---------                  ---------
                                        104,029                     96,959
Less accumulated depreciation            40,703                     34,591
                                      ---------                  ---------
      Total                           $  63,326                  $  62,368
                                      =========                  =========


NOTE 5   SHAREHOLDERS' EQUITY

     The consolidated changes in shareholders' equity for the six months ended March 31, 2001 are as follows:

                                                                                         Unearned
                                        Common Stock      Treasury Stock     Capital       ESOP        Retained
                                      Shares   Amount    Shares    Amount    Surplus   Compensation    Earnings    Total
                                      ------   ------    ------    ------    -------   ------------    --------    -----
                                                                         (in thousands)
Balance at September 30, 2000         42,668     $21       35     $(1,142)   $78,531      $(586)       $166,612   $243,436
Net proceeds from exercise of stock
 options                                                 (129)      4,244     (3,047)                                1,197
Compensatory stock option tax
 benefit                                                                         933                                   933
Purchase of treasury stock                                498     (12,425)                                         (12,425)
Net income for the six months ended
 March 31, 2000                                                                                          29,350     29,350
                                      ------     ---     ----     -------    -------      -----        --------   --------
Balance at March 31, 2001             42,668     $21      404     $(9,323)   $76,417      $(586)       $195,962   $262,491
                                      ======     ===     ====     =======    =======      =====        ========   ========

NOTE 6   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's principal hedging activities relate to hedges of firm commitments. This type of hedging generally relates to purchases of equipment or materials, denominated in foreign currencies. The Company evaluates whether to hedge or not based on the currency, time, amount and other factors. In this type of hedging, both the hedging instrument and the change in the fair value of the firm commitment to the extent of the hedge instrument are recognized on the balance sheet as part of the fair value hedge relationship. The Company adopted FAS No. 133 on October 1, 2000. At March 31, 2001, the Company had no hedges on firm commitments outstanding.


NOTE 7   RELATED PARTY TRANSACTIONS

     In March 2001, the Company completed a $1,000,000 investment in Xytrans, Inc. In return, Sawtek received an approximately eight percent equity ownership and one seat on the Board of Directors of Xytrans. The Company's former Chief Executive Officer and current Chairman of its Board of Directors, Steven P. Miller, will serve as the Chairman of Xytrans. In addition, Mr. Miller and Dr. Neal Tolar, a former senior vice-president of Sawtek and current member of Sawtek's board, also have an equity interest in Xytrans. Xytrans is a spin-off company from Lockheed Martin and is a developer of millimeter wave, wireless data communication products.


NOTE 8   RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements such as statements of our plans, objectives, expectations, projections and intentions that involve risks and uncertainties. The cautionary statements made herein should be read as being applicable to all related forward looking statements wherever they appear. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in "Risks and Uncertainties," as well as those discussed elsewhere.

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

     We have a wide range of customers, but a significant percentage of our revenue is derived from a limited number of customers. Our top three customers during the six months ended March 31, 2001 and 2000, accounted for approximately 41% and 43%, respectively, of total net sales. It is not uncommon for our top three customers to change from quarter to quarter. In addition, we have experienced significant growth in international markets over the last five years, with international sales accounting for approximately 67% and 62% of net sales during the first six months of fiscal years 2001 and 2000, respectively.

Results of Operations

     The following tables set forth, for the periods indicated, information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                         Percent Increase
                                                                                       Over the Prior Period
                                                                                 -------------------------------
                                Three Months              Six Months             Three Months        Six Months
                                   Ended                     Ended                   Ended              Ended
                                  March 31,                March 31,               March 31,          March 31,
                               2001       2000          2001       2000          2001 vs. 2000      2001 vs. 2000
                               ----       ----          ----       ----          -------------      -------------

Net sales                     100.0%     100.0%        100.0%     100.0%            (24.6%)              9.7%
Cost of sales                  47.2       39.7          43.1       41.0             (10.4%)             15.5%
                              -----      -----         -----      -----
Gross profit                   52.8       60.3          56.9       59.0
Operating expenses:
Selling expenses                4.8        4.0           4.5        3.9              (8.7%)             25.1%
General &
 administrative expenses        5.5        3.3           4.2        3.6              26.1%              29.2%
Research & development
 expenses                       9.3        5.8           6.3        5.6              20.9%              24.7%
                              -----      -----         -----      -----
Total operating expenses       19.6       13.1          15.0       13.1              13.2%              26.0%
                              -----      -----         -----      -----
Operating income               33.2       47.2          41.9       45.9             (47.0%)             (0.2%)
Other income - net              7.8        4.2           6.0        4.4              39.7%              51.9%
                              -----      -----         -----      -----
Income before taxes            41.0       51.4          47.9       50.3             (39.7%)              4.4%
Income taxes                    8.3       17.8           9.3       17.4             (64.9%)            (41.4%)
                              -----      -----         -----      -----
Net income                     32.7%      33.6%         38.6%      32.9%            (26.6%)             28.7%
                              =====      =====         =====      =====


                                                                                            Percent Increase
                                                                                         Over the Prior Period
                                                                                     ----------------------------
                                   Three Months               Six Months            Three Months      Six Months
                                       Ended                     Ended                  Ended            Ended
                                     March 31,                 March 31,              March 31,        March 31,
                                  2001       2000           2001       2000         2001 vs. 2000    2001 vs. 2000
                                  ----       ----           ----       ----         -------------    -------------
Revenue by markets:
Communication:
   Base stations                  32.8%      34.6%          32.7%      34.0%           (28.5%)             5.3%
   Handsets                       35.3       36.8           35.5       38.6            (27.7%)             0.8%
   Broadband access                6.1        2.2            6.9        2.7            106.9%            186.9%
   Data communications             6.4        9.7            7.1        8.0            (50.5%)            (2.6%)
   All other communications        0.4        1.7            1.1        1.7            (82.4%)           (27.7%)
                                 -----      -----          -----      -----
    Sub-total communication       81.0       85.0           83.3       85.0
Military and space                 6.8        3.8            5.6        4.1             36.4%             50.2%
All other                         12.2       11.2           11.1       10.9            (17.5%)            11.8%
                                 -----      -----          -----      -----
         Total                   100.0%     100.0%         100.0%     100.0%           (24.6%)             9.7%
                                 =====      =====          =====      =====




                                                                                            Percent Increase
                                                                                         Over the Prior Period
                                                                                     ----------------------------
                                   Three Months               Six Months             Three Months      Six Months
                                       Ended                     Ended                   Ended            Ended
                                     March 31,                 March 31,               March 31,        March 31,
                                  2001       2000           2001       2000          2001 vs. 2000    2001 vs. 2000
                                  ----       ----           ----       ----          -------------    -------------
Revenue by architecture:
GSM                               15.0%      24.2%          22.5%      19.2%            (53.4%)           28.7%
CDMA                              46.1       41.4           41.5       46.9             (16.1%)           (3.0%)
All other                         38.9       34.4           36.0       33.9             (14.5%)           16.4%
                                 -----      -----          -----      -----
      Total                      100.0%     100.0%         100.0%     100.0%
                                 =====      =====          =====      =====

Revenue by product line:
Handset
   CDMA IF filters                29.0%      18.2%          22.9%      24.7%             20.1%             1.4%
   RF and GSM IF filters           6.3       18.6           12.6       13.9             (74.6%)           (0.4%)
                                 -----      -----          -----      -----
      Sub-total Handset           35.3       36.8           35.5       38.6             (27.7%)            0.8%
Base Station
   CDMA                           17.8       23.9           19.2       22.6             (43.8%)           (6.7%)
   GSM                            15.0       10.7           13.4       11.5               5.6%            28.8%
                                 -----      -----          -----      -----
      Sub-total Base Station      32.8       34.6           32.6       34.1             (28.5%)            5.3%

All other                         31.9       28.6           31.9       27.3             (15.8%)           27.7%
                                 -----      -----          -----      -----
         Total                   100.0%     100.0%         100.0%     100.0%
                                 =====      =====          =====      =====

Revenue by geographic region:
North America                     44.6%      39.2%          42.6%      42.3%            (14.6%)           10.3%
Europe                            16.5       21.7           19.1       18.2             (42.5%)           15.1%
Pacific Rim (excluding             9.4       10.6           15.2        7.1             (32.8%)          135.5%
   S. Korea)
South Korea                       27.2       25.5           19.3       28.6             (19.8%)          (25.9%)
Other                              2.3        3.0            3.8        3.8             (42.1%)           11.1%
                                 -----      -----          -----      -----
      Total                      100.0%     100.0%         100.0%     100.0%
                                 =====      =====          =====      =====


     Net Sales. Net sales decreased 24.6% from $37.6 million in the quarter ended March 31, 2000, to $28.4 million in the quarter ended March 31, 2001. Net sales for the six months ended March 31, 2001, increased by $6.7 million or 9.7% to $76.1 million from the comparable period in 2000.

     The decrease in revenues during the second quarter of 2001, were primarily the result of decreased shipments of bandpass filters for code division multiple access, or CDMA, base stations, decreased shipments of bandpass filters for global system for mobile communication, or GSM, mobile phones and a lower level of sales from our data communication related products.

     We believe that the current slowdown in the wireless and communications markets will continue into the third and fourth quarter of fiscal 2001 and we will be significantly affected by this slowdown. We are projecting our revenue will be down by approximately 15% to 20% for fiscal 2001, compared to fiscal 2000, and net income, exclusive of one-time tax gains recorded in fiscal 2000, to be down slightly more than the decline in revenue. The decline in revenue is projected to be across most of our major product lines.

     Reasons for the continued reduced revenue outlook include a slowing economy resulting in a reduced demand for cellular phones, excess inventory at one of our major customers relating to one of our products, a slower adoption rate of 2.5G and 3G platforms and a more competitive marketplace resulting in slightly lower average selling prices than originally anticipated.

     A significant percentage of our revenues continue to be generated from international markets. Sales to international customers accounted for approximately 67% and 62% of total revenues during the six months ended March 31, 2001 and 2000, respectively. During the three-month period ended March 31, 2001, sales to our international customers declined approximately 27% as compared to the quarter ended March 31, 2000. Additionally, sales to our international customers declined approximately 45% from the first quarter of 2001 to the second quarter of 2001.

     Revenues generated from Asian customers accounted for approximately 37% and 36% of total revenues during the quarters ended March 31, 2001 and 2000, respectively, and accounted for approximately 34% and 36% of total revenues during the six months ended March 31, 2001 and 2000, respectively. We believe that financial turmoil or instability in international markets, specifically, the Asian market, could reoccur and impact us in the future. Revenues generated from Asian customers continue to vary significantly from quarter to quarter and could decline substantially with little or no advance notice.

     During the quarters ended March 31, 2001 and 2000, the percentage of our Asian revenue generated from South Korea was approximately 74% and 71%, respectively. The percentage of our Asian revenue generated from South Korean customers during the first six months of fiscal 2001 and for the fiscal year 2000 was 56% and 80%, respectively. During our fiscal year 2000, the South Korean government reduced subsidies for the purchase of cellular phones in the South Korean market. As a result of this governmental action, we experienced delays in orders and some push out of orders to South Korean customers. At present, we are uncertain what the near or mid-term impact of this action will be on our revenues from these customers.

     Our growth in revenue is highly dependent on the overall growth of the wireless telecommunications market and on our ability to offer new and improved products for this market. Recently, we expanded our product line of SAW filters for this market to include SAW RF filters for handsets, intermediate frequency, or IF, filters for GSM handsets and SAW duplexers for cellular CDMA handsets. There is no assurance, however, that we will continue to be successful in introducing new products for the wireless telecommunications market.

     Finally, we believe that prices for filters for CDMA base stations will decline in the future due to the transition to smaller surface mount packages which would reduce revenues and gross margins on these products. Sales of CDMA base station filters accounted for approximately 17.8% and 23.9% of total revenues during the quarters ended March 31, 2001 and 2000, respectively. CDMA base station filter sales accounted for approximately 19.2% and 22.6% of total revenues during the six-month periods ended March 31, 2001 and 2000, respectively.

     Gross Margin. Gross profit margins decreased from 60.3% in the quarter ended March 31, 2000, to 52.8% in the quarter ended March 31, 2001. Gross margins for the six-months ended March 31, 2001 was 56.9% compared to 59.0% for the comparable period in 2000.

     The gross margin decrease primarily resulted from a continuing competitive marketplace, resulting in lower average selling prices, coupled with a lower revenue base to absorb our fixed manufacturing overhead.

     During fiscal 2001, we plan to produce a significantly higher volume of RF and GSM IF filters for wireless phones, both of which have lower average selling prices, lower gross profit margins compared to our other products and are subject to more competitive pricing pressure than our other products. As a result, we believe that our gross profit margin percentage will decrease in 2001 compared to 2000. We are projecting our gross margins will be between 50% and 54% for the remainder of fiscal 2001. However, due to certain risks and uncertainties detailed in the risk factor section of this Form 10-Q, no assurances can be provided that our gross profit margins will not fall below this range.

     Selling Expenses. Selling expenses decreased 8.7% from $1.5 million in the quarter ended March 31, 2000 to $1.4 million in the quarter ended March 31, 2001. Selling expenses for the six months ended March 31, 2001, increased 25.1% to $3.4 million from the comparable period in 2000.

     As a percentage of net sales, selling expenses increased from 4.0% during the quarter ended March 31, 2000, to 4.8% in the quarter ended March 31, 2001, and increased from 3.9% during the six months ended March 31, 2000, to 4.5% during the six months ended March 31, 2001. This increase in selling expenses as a percentage of net sales is attributable to a lower level of sales to customers where historically, no sales commission has been paid, resulting in a higher percentage of sales where sales commissions are paid.

     General and Administrative Expenses. General and administrative expenses increased 26.1% from $1.2 million in the quarter ended March 31, 2000 to $1.5 million in the quarter ended March 31, 2001. General and administrative expenses for the six months ended March 31, 2001, increased 29.2% to $3.2 million from the comparable period in 2000.

     As a percentage of net sales, general and administrative expenses increased from 3.3% during the quarter ended March 31, 2000, to 5.5% in the quarter ended March 31, 2001, and increased from 3.6% during the six months ended March 31, 2000, to 4.2% during the six months ended March 31, 2001. The increase in general and administrative expenses as a percentage of net sales is attributable to the lower level of sales made during the second quarter 2001 as compared to the second quarter 2000, while general and administrative expenses increased. In response to our continued reduced revenue outlook, we have adjusted our spending plans, reduced headcount at our plant in Costa Rica, reduced working hours and have encouraged employees to take early retirement in the event this slowdown continues for a longer period of time.

     Research and Development Expenses. Research and development expenses increased 20.9% from $2.2 million in the quarter ended March 31, 2000 to $2.7 million in the quarter ended March 31, 2001. Research and development expenses for the six months ended March 31, 2001, increased 24.7% to $4.8 million from the comparable period in 2000.

     As a percentage of net sales, research and development expenses increased from 5.8% during the quarter ended March 31, 2000, to 9.3% in the quarter ended March 31, 2001, and increased from 5.6% during the six months ended March 31, 2000, to 6.3% during the six months ended March 31, 2001. The increase in research and development expenses as a percentage of net sales is the result of a higher level of new product development combined with declining sales. Despite the current industry slowdown, we are aggressively recruiting engineers and continue to invest in new products and technologies.

     Other Income. Other income increased 39.7% and 51.9% from $1.6 million and $3.0 million during the three and six months ended March 31, 2000, respectively, to $2.2 million and $4.6 million during the three and six months ended March 31, 2001, respectively. These increases are the result of higher interest income being earned on increased levels of cash, cash equivalents and short-term investments.

     Other income decreased 8.2% from $2.4 million during the first quarter 2001 to $2.2 million during the second quarter 2001. This decrease is the result of lower interest rates and a shift in our investment portfolio to tax advantaged securities.

     Income Tax Expense. The provision for income taxes as a percentage of income before income taxes was 20% and 35% for the three and six months ended March 31, 2001 and 2000, respectively.

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

Liquidity and Capital Resources

     To date, we have financed our business through cash generated from operations, bank borrowings, lease financing, the private sale of securities, our May 1, 1996 initial public offering and the July 1, 1997 follow-on public offering. We require capital principally for equipment, financing of accounts receivable and inventory, investment in product development activities and new technologies, expansion of our operations in Orlando and Costa Rica and potential acquisitions of new technologies or compatible companies. For the six months ended March 31, 2001, we generated net cash from operating activities of approximately $40.2 million. Cash generated from operations consisted primarily of net income of $29.4 million, $6.1 million of depreciation and amortization and a decrease in accounts receivable of $10.0 million. These increases were partially offset by an increase in other assets of approximately $1.1 million, an increase in inventory of approximately $0.8 million and a decrease in accounts payable and accrued liabilities of approximately $3.9 million.

     We have a revolving credit agreement totaling $30.0 million from SunTrust Bank, Central Florida, N.A. available through January 31, 2002. There were no borrowings against the line of credit as of March 31, 2001.

     During the three and six months ended March 31, 2001, we spent approximately $3.6 million and $7.1 million, respectively, on new equipment and facilities. We intend to spend an additional $8 million to $12 million during the remainder of fiscal year 2001 on capital equipment and facilities to increase capacity. It is also our intention to order additional equipment during the remainder of 2001, which will utilize next generation manufacturing techniques.

     In the fourth quarter of 1998, the Board of Directors authorized us to repurchase up to 2,000,000 shares of common stock. As of March 31, 2001, 1,655,952 shares have been repurchased under this program. During the first six months of fiscal 2001, we repurchased 497,500 shares for approximately $12.4 million. We expect to continue to repurchase shares of common stock from time to time in the future. The repurchased shares will be used to satisfy stock option exercises and issuance of shares under other stock related benefit programs.

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

Foreign Operations, Export Sales and Foreign Currency

     We established a subsidiary in Costa Rica in 1996. As of March 31, 2001, we had a net investment in fixed assets of approximately $30.6 million in this operation. During the three and six months ended March 31, 2001, we recorded net sales of approximately $16.5 million and $45.3 million, respectively, with operating profits of approximately $4.1 million and $15.3 million, respectively. The functional currency for the Costa Rican subsidiary is the U.S. dollar since sales and most material cost and equipment are U.S. dollar denominated. The effects of currency fluctuations of the local Costa Rican currency are not considered significant and are not hedged.

     In 1996, we established a "foreign sales corporation" pursuant to the applicable provisions of the Internal Revenue Code to take advantage of income tax reductions on export sales. The cost to operate this subsidiary is nominal.

     In 1999, we opened a sales and service office in Seoul, South Korea to assist in our Asian sales efforts. The cost to operate this subsidiary is nominal.

     International sales are denominated in U.S. dollars. During the six months ended March 31, 2001 and 2000, international sales accounted for approximately 67% and 62% of net sales, respectively. Sales to the European market accounted for approximately 19% and 18% of net sales for these same periods, respectively, and sales to the Asian and Pacific Rim markets, principally to South Korea, were approximately 34% and 36% of net sales, respectively, for these same periods.

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

     The new common European currency, the euro, made its debut in January 1999. During the three and six months ended March 31, 2001, approximately 17% and 19%, respectively, of our sales were to European customers. To date, no customers or suppliers have requested us to transact business in the euro. At this time, the impact of this new currency is not determinable.

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

Risk Factors and Uncertainties

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

     During the three and six months ended March 31, 2001, the percentage of total revenues generated from the sale of SAW devices was 68% and 69%, respectively, for applications in wireless communications systems, specifically wireless phones and base stations. Approximately 72%, 74% and 74% of our net sales for 2000, 1999 and 1998, respectively, were derived from sales of SAW devices for applications in wireless communications systems, specifically wireless phones and base stations.

     The growth rate for the unit sales of wireless phones has been over 40% for the past several years, but has slowed recently. At the beginning of calendar year 2001, forecasts by Ericsson, Motorola and Nokia, three leading manufacturers of wireless phones, placed the projected unit sales of wireless phones to be between 525 million and 575 million, compared to approximately 408 million phones for calendar year 2000. These projections have recently been revised with Ericsson, Motorola and Nokia all cutting their forecasts for global handset sales for calendar year 2001. Consensus estimates now range between 425 million and 500 million global handset sales for calendar year 2001, representing a growth rate of approximately 15%. Any economic, technological or other development resulting in a reduction in demand for wireless services and products would have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products for CDMA-based systems, including filters for base stations and wireless phones, accounted for approximately 46% and 41% of our net sales during the three and six months ended March 31, 2001. During fiscal 2000 and 1999, approximately 45% and 56%, respectively, of our net sales were generated from sales for CDMA-based systems. CDMA technology is relatively new to the marketplace and there can be no assurance that emerging markets will adopt this technology. Our business and financial results would be adversely impacted if CDMA technology does not continue to gain acceptance.

Because we depend on a few large customers, our operating results would be adversely affected by the loss of any of these customers.

     A few large customers have accounted for a significant portion of our net sales. During the first six months of fiscal 2001, sales to our top 5 and 10 customers accounted for approximately 54% and 75% or our total net sales, respectively. Sales to our top 10 customers accounted for approximately 72%, 70% and 76% of net sales in 2000, 1999 and 1998, respectively.

     Motorola, our largest customer, accounted for approximately 19% and 26% of our total net sales during the three and six months ended March 31, 2001, and we believe it will continue to account for a high percentage of net sales during the remainder of fiscal 2001. Motorola accounted for 25% and 23% of net sales in 2000 and 1999, respectively.

     In a conference call with the investment community on April 11, 2001, senior management from Motorola stated that they expect revenue and operating income from their sales of wireless phones to decline in the quarter ending June 30, 2001. Additionally, during the same conference call, Motorola cut its forecast for global handset sales to approximately 425 million to 475 million units from its previous guidance of 525 million units. Motorola's recent forecast is at the low end of most analysts' current projections. A decline in Motorola's handset revenues combined with a reduction in the global forecast for handset sales in calendar year 2001 could adversely affect our sales and revenue growth in the future.

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

     The product introduced by Analog Devices, Inc. may have some application in certain GSM phones, which, if proven successful, could impact sales of our GSM IF filters for wireless phones. Our sales of SAW filters for GSM wireless phones accounted for approximately 9% of revenues for the six months ended March 31, 2001, and approximately 8% of revenues for the year ended September 30, 2000. We believe that revenues generated from handset filters for GSM phones could account for up to 10% of our total revenues for all of fiscal 2001.

     Qualcomm Inc., on December 18, 2000, announced a new product based on a direct conversion concept that could eliminate a SAW IF filter in certain CDMA phones. Qualcomm expects to sample this product in late calendar year 2001. Our sales of IF filters for CDMA phones accounted for approximately 23% of revenues for the six months ended March 31, 2001 and approximately 22% of revenues for the year ended September 30, 2000. We believe that revenues generated from IF filters for CDMA phones could account for up to 25% of our total revenues for all of fiscal 2001. If Qualcomm's product is successful in the market, it could reduce or eliminate our revenues from IF filters for CDMA phones.

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

     During the first six months of fiscal 2001, we spent approximately $7.1 million on capital expenditures to increase our manufacturing capacity. We have not completed our capacity expansion plans and intend to spend an additional $8 million to $12 million during the remainder of fiscal year 2001 on new equipment. During fiscal 2000 we incurred approximately $27 million in capital expenditures to increase our manufacturing output to enable us to grow our revenue. Expansion plans for fiscal year 2001 include new wafer fabrication capacity and capability in Orlando and new assembly capacity in Orlando and Costa Rica. Any delay in increasing our capacity will have a material adverse impact on our ability to meet the anticipated demand for our new products and on our ability to grow revenue.

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

     During the three and six months ended March 31, 2001, net sales to our international customers accounted for approximately 64% and 67% of total net sales, respectively. Our net sales to international customers accounted for approximately 61%, 41% and 37% of total net sales for 2000, 1999 and 1998, respectively. The sale of products in foreign countries involves a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

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

     We have grown our net sales over the past several years partly from shipments to South Korean customers. During the three and six months ended March 31, 2001, net sales to our South Korean customers accounted for approximately 27% and 19% of total net sales, respectively. For fiscal 2000, our net sales to South Korean customers was approximately $32.9 million or 20.6% of total net sales, and in 1999 it was approximately $16.8 million, or 16.8% of net sales. However, net sales to South Korean customers fluctuates greatly as experienced in the last quarter of 1998 when those net sales declined to $1.1 million, or approximately 5% of total net sales, compared to $4.8 million, or approximately 18% of total net sales, in the immediately preceding quarter. The South Korean economy and the economies of many other countries in Asia and around the world have experienced economic turmoil and recession during the past 24 months and may continue to face economic problems which would adversely impact our sales in these regions. In addition, the South Korean government recently reduced subsidies for the purchase of wireless phones in the South Korean market, which could adversely impact future sales of our products into this market.

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

     During the three and six months ended March 31, 2001, net sales from our Costa Rican operation accounted for approximately 58% and 60% of total net sales, respectively, and 27% and 48% of our operating income, respectively. During fiscal years 2000 and 1999, net sales from our Costa Rican operation accounted for approximately 51% and 47% of our total net sales, respectively, and approximately 37% and 40% of our operating income, respectively. We expect our Costa Rican operations to continue to account for a significant proportion of our overall operations in the future.

A change in our favorable tax status in Costa Rica would have an adverse impact on our operating results.

     Our subsidiary in Costa Rica operates in a free trade zone and will receive a 100% exemption from Costa Rican income taxes through 2003 and a 50% exemption through 2007. During the three and six months ended March 31, 2001, this tax exemption provided tax saving of approximately $1.6 million and $5.7 million. During fiscal 2000, this tax exemption provided tax savings of approximately $10.0 million, excluding the one-time gain of $16.7 million related to adjusting the prior year's deferred income taxes, and increased our diluted earnings per share by approximately $0.23.

     The Costa Rican government is reviewing its policy on granting tax exemptions to companies located in free trade zones. To date, no changes have been made and it is uncertain if any changes will be made to the current tax structure. Any adverse change in the tax structure for our Costa Rican subsidiary made by the local government would have a negative impact on our net income.

A continued decline in selling prices for some of our key products could have an adverse impact on our operating results.

     Selling prices for our products have declined due to competitive pricing pressures and to the use of newer surface mount package devices that are smaller and less expensive than previous generation filters. We have experienced declines in prices for filters for GSM base stations due to the use of surface mount packages, and this has also begun to occur in filters for CDMA base stations. In addition, we expect prices for wireless phone filters to continue to decline as they become smaller and as competitive pricing pressure increases. A continued decline in prices could have a material adverse impact on both our revenues and our net income.

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

     The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for wireless communications products and services. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers. Any such delays may have a material adverse effect on the sale of our products to these customers. In addition, our customers may have difficulty in obtaining parts from other suppliers, causing these customers to cancel or delay orders for our products.

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

     We have experienced an increase in the dollar value of our products sold through consignment inventory or hub agreements. Under these agreements, we ship finished goods to warehouse sites located near our customers' facilities and the customer then withdraws this inventory at their discretion. We do not recognize revenue until our customers withdraw the inventory for their use. As a result of not knowing the exact usage of inventory at these sites until late each quarter, our estimates of quarterly revenues may fluctuate from our projections. At March 31, 2001, we had approximately $95,000 in consignment inventory at offsite locations and approximately 1.2% and 5.0% of our total revenue during the three and six months ended March 31, 2001, respectively, was generated through these types of agreements. Approximately 10% of our total revenue came from these agreements in fiscal 2000. We expect these amounts to increase during the remainder of fiscal 2001.

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

     We do not have any outstanding debt, therefore, we are not exposed to interest rate risk on debt and we do not plan to use debt-based financing to fund capital expenditures over the next 12 months

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS IN SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 30, 2001 at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:


                Nominee to Board              Votes For              Votes Withheld                Abstain
                ----------------              ---------              --------------                -------
           Steven P. Miller                   34,735,948                    420                    533,888
           Neal J. Tolar                      34,735,948                    420                    533,888
           Robert C. Strandberg               34,735,948                    420                    533,888
           Bruce S. White                     34,735,948                  1,650                    533,888
           Willis C. Young                    34,735,948                  1,450                    533,888


Approval of amendments to the Sawtek Inc. Second Stock Option Plan:
                  Votes For          28,044,651
                  Votes Withheld      2,059,255
                  Abstain               204,538



Approval of amendments to the Sawtek Inc. Second Stock Option Plan for Acquired Companies:

                  Votes For           29,403,059
                  Votes Withheld         671,887
                  Abstain                233,498

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits


                                Index to Exhibits

Exhibit
Number
-------

10.20     2000 Modified ESOP Loan Agreement for the Sawtek Inc. Employee Stock
          Ownership and 401(K) Plan and Trust as of December 14, 2000.

10.22     2000 Renewal ESOP Note dated as of December 14, 2000.

10.23     2000 Implementation Agreement as of December 14, 2000 by and between
          Sawtek Inc., HSBC Bank and the Sawtek Inc. Employee Stock Ownership and 401(K) Plan and Trust.

10.39     Renewal of unsecured $30,000,000 credit line agreement with SunTrust
          Bank, extending agreement maturity date to January 31, 2002.

          b)  Reports on Form 8-K

          On February 26, 2001, we filed with the Commission a Current Report on
          Form 8-K regarding the press release issued by us dated February 26, 2001, announcing a mid-quarter update for the quarter ending March 31, 2001.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   April 26, 2001


                          SAWTEK INC.
                          (Registrant)




                          /S/ Raymond A. Link
                          Raymond A. Link
                          Senior Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)



                                  EXHIBIT INDEX



Exhibit Number             Description of Exhibits
--------------             -----------------------

   10.20                   2000 Modified ESOP Loan Agreement for the Sawtek Inc.
                           Employee Stock Ownership and 401(K) Plan and Trust as of December 14, 2000.

   10.22                   2000 Renewal ESOP Note dated as of December 14, 2000.

   10.23 2000 Implementation Agreement as of December 14, 2000 by and between Sawtek Inc., HSBC Bank and the Sawtek
                           Inc. Employee Stock Ownership and 401(K) Plan and
                           Trust.

   10.39 Renewal of unsecured $30,000,000 credit line agreement with SunTrust Bank, extending agreement maturity date to January 31, 2002.



                                                                 Exhibit 10.20


                                  2000 MODIFIED
                               ESOP LOAN AGREEMENT



     This 2000 MODIFIED ESOP LOAN AGREEMENT (the "Agreement") is made and entered into on December 14, 2000 in Apopka, Orange County, Florida between SAWTEK INC., a Florida corporation (the "Company") and HSBC BANK, as successor trustee (the "Trustee") of the SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN AND TRUST (the "KSOP" and the "Trust") (formerly known as the Employee Stock Ownership Plan and Trust for Employees of Sawtek Inc. (the "ESOP")).

                             BACKGROUND INFORMATION

     A. Effective October 1, 1990, the Company established the ESOP for the benefit of its participants and beneficiaries. The ESOP was amended and restated, and combined with the Company's 401(k) profit sharing plan, on July 16, 1997, to become the KSOP.

     B. On January 11, 1991, the Company and certain shareholders thereof sold Shares of common stock of the Company to the Trust.

     C. In order to finance the acquisition of the Shares, the Trust entered into the 1991 ESOP Loan with the Company in the principal amount of $4,000,000, as evidenced by the 1991 ESOP Loan Agreement.

     D. The Trust acquired 17,777,760 Shares (as adjusted to reflect a 1996, 20 for 1 stock split and the year 2000, 2 for 1 stock split) in conjunction with the 1991 ESOP Loan Agreement and placed such Shares in a suspense account within the ESOP for release in accordance with the 1991 ESOP Pledge Agreement and applicable ERISA regulations.

     E. As of the date of this Agreement, the Trust remains indebted to the Company from the 1991 ESOP Loan in the principal amount of $585,597, and there remains 2,312,932 Shares in the suspense account of the KSOP for allocation to the participants and beneficiaries of the KSOP.

     F. As stated and memorialized in the 2000 Implementation Agreement, the Company and the Trustee have agreed to extend the amortization of the 1991 ESOP Loan (as previously extended and modified on September 26, 1997) in exchange for the additional consideration to be provided by the Company to the Trust in accordance with the 2000 Implementation Agreement. The Company and the Trustee have agreed that the 1991 ESOP Loan, as modified herein, continues to be primarily for the benefit of the participants and beneficiaries of the KSOP.

                                    ARTICLE I
                                   DEFINITIONS

     SECTION 1.01. Definitions. The following terms, as used herein, have the following meanings:

     "Agreement" means this modification of the 1991 ESOP Loan Agreement, as modified on September 26, 1997, between the Company and the Trustee.

     "Business Day" means any day except a Saturday, Sunday or other day on which banks in Orlando, Florida are authorized or required by law to close.

     "Company" means Sawtek Inc., a Florida corporation that sponsors the KSOP, and its successor.

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

     "1991 ESOP Pledge Agreement" means the ESOP Pledge Agreement between the Trustee and the Company dated as of January 11, 1991.

     "1997 Modified ESOP Pledge Agreement" means the 1991 ESOP Pledge Agreement, as modified by the Modified ESOP Pledge Agreement dated as of September 26, 1997."

     "Shares" means the shares of common stock of the Company acquired by the Trust pursuant the 1991 ESOP Loan.

     "Trust" means the Sawtek Inc. Employee Stock Ownership and 401(k) Trust dated as of July 16, 1997.

     "Trustee" means HSBC Bank, as successor trustee of the Trust, and any successor thereto.

     "2000 Implementation Agreement" means the agreement between the Company and the Trustee of even date herewith that provides the overall agreement between the Company and the Trustee with respect to the modification of the 1991 ESOP Loan Agreement and 1991 ESOP Pledge Agreement, as modified September 26, 1997.

     "2000 Modified ESOP Loan Documents" means collectively this Agreement, and the 2000 Renewal ESOP Note.

     "2000 Renewal ESOP Note" means the renewal of the 1991 ESOP Note, as modified September 26, 1997, and now in the principal amount of $585,597.00, dated as of December 14, 2000.

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

                                   ARTICLE II
                                    THE LOAN

     SECTION 2.01. Commitment to Extend Loan. On the terms and subject to the conditions of this Agreement, the Company and the Trustee hereby agree that the amortization of the repayment of the 1991 ESOP Loan shall be extended to September 30, 2007. Furthermore, the Company and the Trustee acknowledge and agree that as of the date of this Agreement, the unpaid principal balance of the 1991 ESOP Loan, as modified, from the Company to the Trust is $585,597.00, and 2,312,932 Shares remain in the suspense account of the Trust pending allocation to the participants and beneficiaries of the KSOP.

     SECTION 2.02. Effect on Agreements. Except with respect to the termination of the 1997 Modified ESOP Pledge Agreement as provided in Section 3 of the 2000

Implementation Agreement, nothing in this Agreement shall be interpreted or construed to affect the rights and obligations of the Company and the Trust under the 1991 ESOP Loan Agreement and the 1991 ESOP Note, as such agreements and documents were modified on September 26, 1997 and as existed prior to the date of this Agreement. As of the date of the Agreement, the rights and obligations of the Company and the Trust under the 1991 ESOP Note, 1991 ESOP Loan Agreement and 1991 ESOP Pledge Agreement, all as previously modified on September 26, 1997, shall be as provided in this Agreement and the 2000 Renewal ESOP Note.

     SECTION 2.03. ESOP Note: Payment of Principal and Interest. The continuing obligation of the Trust to repay the 1991 ESOP Loan, as previously modified, shall be evidenced by the 2000 Renewal ESOP Note. The 2000 Renewal ESOP Note shall be payable in seven (7) annual installments of principal plus accrued interest, payable each year on September 30, with the first installment due on September 30, 2001, and the final installment due on September 30, 2007. The 2000 Renewal ESOP Note shall be without recourse to the Trust.

     SECTION 2.04. Interest Rate. Interest shall accrue from the date hereof on the outstanding principal amount of the 2000 Renewal ESOP Note at the fixed, annual rate of 7.5016%.

     SECTION 2.05. Prepayments. The Trust may, without premium or penalty, prepay the 2000 Renewal ESOP Note in whole or in part, at any time, upon payment of the principal amount being prepaid together with accrued interest thereon to the date of prepayment. Any prepayment of the 2000 Modified ESOP Note shall be applied to the principal installments thereof in the inverse order of their maturities.

     SECTION 2.06. General Provisions as to Payments.

     (a) The Trust shall make each payment of principal and interest hereunder under the 2000 Renewal ESOP Note not later than 11:00 a.m. (Orlando, Florida time) on the date when due in lawful money of the United States of America to the Company at its address referred to in the signature section of this Agreement in immediately available funds. Whenever any payment of principal of, or interest on, the 2000 Renewal ESOP Note is due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day.

     (b) Interest shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day). If the due date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

     SECTION 2.07. Special Limitations. Notwithstanding any other provision in the 2000 Modified ESOP Loan Documents, the obligations of the Trust and the rights of the Company under the 2000 Modified ESOP Loan Documents are subject to and limited by any specific limitations that may now or in the future be explicitly required by law to qualify the 1991 ESOP Loan (as modified herein) for an exemption from any prohibition relating to transactions with an employee stock ownership plan by a "disqualified person" or "party in interest" under Code Section 4975 or ERISA Sections 406 and 408, respectively, or any similar or successor provision of applicable law, but only to the extent, and for so long as, such prohibitions specifically would be applicable to the 1991 ESOP Loan (as modified herein), and no exemption is available for such limitations. The Trustee shall comply with any reasonable request from the Company for assistance in establishing the inapplicability of such a prohibition or the qualification for such an exemption.

     SECTION 2.08. Maximum Interest Rate.

     (a) Nothing contained in this Agreement or the 2000 Renewal ESOP Note shall require the Trust to pay interest at a rate exceeding the maximum rate permitted by applicable law.

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

                                   ARTICLE III
                           CONDITIONS TO MODIFICATION

     SECTION 3.01. Conditions. The modification of the 1991 ESOP Loan, as previously modified on September 26, 1997, shall be subject to the satisfaction of the following conditions:

     (a) execution by the Company and the Trustee of this Agreement;

     (b) execution by the Trustee of the 2000 Renewal ESOP Note;

     (c) agreement by the Company to the termination of the 1997 Modified ESOP Pledge Agreement;

     (d) execution by the Company and the Trustee of the 2000 Implementation Agreement;

     (e) cancellation of the 1997 ESOP Note, as modified by the 1997 Renewal ESOP Note; and

     (f) the fact that all of the representations and warranties of the Trust contained in any of the 2000 Modified ESOP Loan Documents shall be true and correct on and as of the date of such modification in all material respects.

                                   ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

     The Trustee represents and warrants, on behalf of the Trust, to and with the Company the following:

     SECTION 4.01. Authorization: Assuming that the Company (i) submits the KSOP and Trust to the Internal Revenue Service with an application for a favorable determination letter that the KSOP meets the requirements of Code Sections 401(a) and 4975(e)(7), (ii) obtains a favorable determination letter from the Internal Revenue Service on such application, and (iii) promptly adopts any amendments to the KSOP and Trust that are required by the Internal Revenue Service as a condition to the issuance of its favorable determination letter, then, to the best knowledge of the Trustee, the transactions contemplated hereby do not constitute prohibited transactions under the Code or ERISA. The Trust forming a part of the KSOP has been duly constituted in accordance with valid and binding trust instruments, is validly existing and is qualified under Code Sections 401(a) and 501(a).

     SECTION 4.02. Binding Effect. Each of the 2000 Modified ESOP Loan Documents constitutes a valid and binding agreement of the Trust, and the 2000 Renewal ESOP Note, when executed and delivered in accordance with this Agreement, will continue to be a valid and binding obligation of the Trust.

     SECTION 4.03. Debt. The Trust has no debt other than debt incurred pursuant to this Agreement and the 1991 ESOP Loan Agreement, as previously modified on September 26, 1997.

     SECTION 4.04. Litigation. To the best knowledge of the Trustee, there is no action, suit or proceeding pending against, threatened against or affecting the KSOP or Trust before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which would adversely affect the KSOP and Trust, taken as a whole, or the ability of the Trust to perform its obligations under this Agreement, or which in any manner questions the validity of any of the 2000 Modified ESOP Loan Documents.

                                    ARTICLE V
                                    COVENANTS

     The Trustee agrees that, so long as any amount payable under the 2000 Renewal ESOP Note remains unpaid or any obligation of the Trust to the Company remains unperformed or unfulfilled:

     SECTION 5.01. Plan Documents and Information. The Trustee will deliver to the Company:

     (a) any consent, acknowledgment or other document that reasonably may be requested by the Company in order to establish the qualified and exempt status of the KSOP and Trust and the 2000 Renewal ESOP Loan; and

     (b) from time to time such additional information in the Trustee's possession regarding the status or financial position of the KSOP and Trust, including copies of all documents and correspondence relating to the KSOP and Trust or the transactions contemplated hereby, to or from the Internal Revenue Service, the U.S. Department of Labor or any other competent authority, as the Company may reasonably request.

     SECTION 5.02. Benefit to Participants. The Trustee has engaged, consulted with and has relied and will rely upon the advice of such advisers as it deems appropriate, and based upon said investigations and advice, the Trustee has determined and will determine that this modification of the 1991 ESOP Loan, together with the 2000 Implementation Agreement, is primarily for the benefit of the KSOP's participants and beneficiaries as contemplated by United States Department of Labor Regulations Section 2550.408b-3 and Treasury Regulation
Section 54.4975-7.

     SECTION 5.03. Relating to Company. The Company shall make contributions to the KSOP and Trust at such times, in such amounts, and within the limits specified in the applicable provisions of the Code, as may be necessary to enable the KSOP and Trust to meet all of its debt and other obligations as provided in the 2000 Modified ESOP Loan Documents. The Company shall take any and all actions necessary or appropriate to maintain the tax qualified status of the KSOP and Trust under the Internal Revenue Code.

                                   ARTICLE VI
                                    DEFAULTS

     SECTION 6.01. Events of Default. If one or more of the following events shall have occurred and be continuing:

     (a) the failure or omission of the Trust to pay when due any installment of principal or interest on the 2000 Renewal ESOP Note (but only to the extent the Company is in compliance with its covenants contained in Section 5.03);

     (b) the Trust shall fail to observe or perform any covenant contained in
Section 5.02 of this Agreement;

     (c) the Trust shall fail to observe or perform any covenant contained in any of the 2000 Modified ESOP Loan Documents;

     (d) any representation, warranty, certification or statement made by the Trust in any of the 2000 Modified ESOP Loan Documents is false in a material way; or,

     (e) an event of default shall occur under any of the 2000 Modified ESOP Loan Documents;

then, and in every such event, the Company may take any action permitted to be taken upon the occurrence of an Event of Default under this Agreement and the other 2000 Modified ESOP Loan Documents.

     Notwithstanding anything contained herein to the contrary, if an Event of Default shall occur and be continuing, the Company shall have no rights to assets of the KSOP and Trust other than contributions (other than contributions of employer securities) that are made by the Company to enable the KSOP and Trust to meet its obligations hereunder and earnings attributable to the investment of such contributions.

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

     SECTION 7.02. Survival. All representations and warranties made by the Trust in any of the 2000 Modified ESOP Loan Documents, or in any document delivered in connection herewith or therewith shall survive the execution of this Agreement and the 2000 Modified ESOP Loan Documents.

     SECTION 7.03. Amendments and Waivers. Any provision of any of the 2000 Modified ESOP Loan Documents may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Company and the Trustee.

     SECTION 7.04. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns (including any successor trustees of the KSOP), except that the KSOP and Trust may not assign or otherwise transfer any of its rights under this Agreement. The Company may at any time sell, assign, transfer, pledge, grant security interests or participations in, or otherwise dispose of, its rights under any of the 2000 Modified ESOP Loan Documents, in whole or in part.

     SECTION 7.05. Florida Law. To the extent not superceded by federal law, each of the 2000 Modified ESOP Loan Documents shall be construed in accordance with and governed by the law of the State of Florida.

     SECTION 7.06. Counterparts: Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

     SECTION 7.07. No Waivers. The obligations of the KSOP and Trust hereunder shall not in any way be modified or limited by reference to any other ESOP or KSOP loan document, instrument or agreement. All of the rights of the Company hereunder are separate from and in addition to any rights that it may have under the terms of the 2000 Renewal ESOP Note, the 2000 Implementation Agreement or otherwise. No failure or delay by the Company in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law or otherwise. No failure or delay by the Company in exercising any right, power or privilege under or in respect of any of the 2000 Modified ESOP Loan Documents shall affect the rights, powers or privileges hereunder or shall operate as a limitation or waiver thereof.

     SECTION 7.08. Term of the Agreement. The term of this Agreement shall be until the payment in full of all principal and interest on the 2000 Renewal ESOP Note and all sums payable to the Company pursuant to this Agreement, whichever is earlier.

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

     IN WITNESS WHEREOF, the parties hereto have caused this 2000 Modified ESOP Loan Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                       COMPANY:

                       SAWTEK INC.


                       By:   /S/ Raymond A. Link
                             Raymond A. Link
                             Senior Vice President Finance
                             Chief Financial Officer
                             1818 South Highway 441
                             Apopka, Florida 32703
                             (407) 886-7061   (Fax)



                        TRUSTEE:

                        HSBC BANK USA, NOT IN ITS INDIVIDUAL CAPACITY BUT SOLELY AS TRUSTEE OF THE SAWTEK INC. EMPLOYEE STOCK
                       OWNERSHIP AND 401(k) PLAN AND TRUST


                        By:  /S/ Stephen J. Hartman, Jr.
                             Stephen J. Hartman, Jr.
                             Senior Vice President
                             HSBC Bank USA
                             452 Fifth Avenue, 17th Floor
                             New York, N.Y. 10018-2706
                             (212) 525-2396 (Fax)

                                                                 Exhibit 10.22


                             2000 RENEWAL ESOP NOTE
$ 585,597.00                                                    Apopka, Florida
                                                               December 14, 2000


     This is the 2000 Renewal ESOP Note modifying the terms of the Renewal ESOP Note dated September 26, 1997, in the principal amount of $1,366,392.35 (the "1997 Note"). All required documentary stamp taxes, if any, on the 1997 Note have been fully paid. This 2000 Renewal ESOP Note is intended to comply with the provisions of Florida Statutes ss.201.09 (dealing with documentary stamp taxes on renewal notes). This 2000 Renewal ESOP Note modifies the term and interest rate of the 1997 Note.

     For value received, HSBC Bank USA, as successor trustee of the Sawtek Inc. Employee Stock Ownership and 401(k) Plan and Trust (the "Borrower") (formerly known as the Employee Stock Ownership Plan and Trust for Employees of Sawtek Inc.), promises to pay to the order of Sawtek Inc. (the "Company") at 1818 South Highway 441, Apopka, Florida 32703, or at such other location as may hereafter be designated by the Company, the principal sum of Five Hundred Eighty-Five Thousand, Five Hundred Ninety-Seven Dollars, ($585,597) plus interest at 7.5016% per annum, in seven annual installments of principal and interest as follows:

              Due Date              Principal             Interest           Total
              --------              ---------             --------           -----
         September 30, 2001         $106,071              $43,929          $150,000
         September 20, 2002           91,528               35,972           127,500
         September 20, 2003           83,394               29,106           112,500
         September 20, 2004           82,150               22,850           105,000
         September 20, 2005           80,812               16,688            97,500
         September 20, 2006           71,875               10,625            82,500
         September 20, 2007           69,766                5,234            75,000


     All such payments of principal and interest shall be made in lawful money of the United States in immediately available funds in the manner specified in the 2000 Modified ESOP Loan Agreement. The Borrower also shall pay all costs of collection, including court costs and attorneys' fees, if collection proceedings are brought with respect to this 2000 Renewal ESOP Note. The Borrower may prepay all or any portion of this 2000 Renewal ESOP Note without penalty or premium.

     This is the 2000 Renewal ESOP Note referred to in the 2000 Modified ESOP Loan Agreement dated as of December 14, 2000, between the Borrower and the Company (as the same may be amended from time to time, the "2000 Modified ESOP Loan Agreement"). The provisions of the 2000 Modified ESOP Loan Agreement are incorporated herein by reference.

     This Note shall be without recourse to the Borrower. Notwithstanding anything contained herein to the contrary, the Company shall not take any action or fail to act in any manner that would cause the loan represented by this 2000 Renewal ESOP Note to fail to qualify as an exempt loan as defined in Section 54.4975-7 of the Treasury Regulations. This 2000 Renewal ESOP Note shall be interpreted so as to qualify as an exempt loan.

     Time is of the essence hereunder. The failure or forbearance of the Company to exercise any right hereunder, or otherwise granted by law or another agreement, shall not affect or release the liability of the Borrower, and shall not constitute a waiver of such right unless so stated by the Company in writing. The Borrower agrees that the Company shall have no responsibility for the collection or protection of any property securing this 2000 Renewal ESOP Note, and expressly consents that the Company may from time to time, without notice, extend the time for payment of this 2000 Renewal ESOP Note, or any part thereof, and waive its rights with respect to any property or indebtedness.

     The Borrower hereby expressly waives presentment and notice of dishonor of this 2000 Renewal ESOP Note.

                              SAWTEK INC. EMPLOYEE STOCK
                              OWNERSHIP AND 401(k) PLAN AND TRUST


ATTEST:                       By:    HSBC Bank USA, Trustee, Not in its
                                     Individual Capacity, but solely as Trustee


_________________________     By:    /S/ Stephen J. Hartman, Jr.
                                     Stephen J. Hartman, Jr.
                                     Senior Vice President

                                                           Exhibit 10.23

                          2000 IMPLEMENTATION AGREEMENT

     This 2000 IMPLEMENTATION AGREEMENT is entered into effective December 14, 2000, by and between SAWTEK INC., a Florida corporation (the "Company") and HSBC BANK, as successor trustee (the "Trustee") of the trust (the "Trust") that forms a part of the SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(k) PLAN AND TRUST (the "Plan").

                             BACKGROUND INFORMATION

     A. Effective October 1, 1990, the Company established the Employee Stock Ownership Plan and Trust (the "Prior Plan") for the benefit of its eligible employees.

     B. The Prior Plan was amended and restated and combined with the Company's 401 (k) profit sharing plan in the form of the Plan effective July 16, 1997.

     C. On January 11, 1991, the Company and certain shareholders thereof sold 17,777,760 shares (adjusted to reflect a 1996 20 for 1 stock split, and a year 2000 2 for 1 stock split) of common stock of the Company (the "Shares") to the Trust.

     D. In order to finance the acquisition of the Shares, the Trust entered into an exempt loan (the "1991 Exempt Loan") with the Company in the principal amount of $4,000,000, as evidenced by the ESOP Loan Agreement dated as of January 11, 1991 (the "1991 Loan Agreement").

     E. The Shares were placed in a suspense account within the Prior Plan for release in accordance with the ESOP Pledge Agreement dated as of January 11, 1991 (the "1991 Pledge Agreement") and applicable regulations under the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     F. As of September 26, 1997, the Company and the Trustee entered into an Implementation Agreement (the "1997 Implementation Agreement") for the purpose of modifying the 1991 Loan Agreement, 1991 Pledge Agreement, and the January 11, 1991 ESOP Note. Such documents were modified in consideration of an incremental contribution set forth in the 1997 Implementation Agreement.

     G. As of the date of this agreement, the Trust remains indebted to the Company from the 1991 Exempt Loan (as modified) in the principal amount of $585,597 and there remains 2,312,932 of the Shares (after all stock split adjustments) in the suspense account of the Plan for allocation to the participants and beneficiaries of the Plan.

     H. The Trustee has made the determination to enter into this Agreement and other documents related to the modification of the 1991 ESOP Loan including the 2000 Modification of ESOP Loan Agreement between the Company and the Trust dated as of the date hereof, attached as Exhibit A (the "2000 Modified ESOP Loan Agreement"), and the 2000 Renewal ESOP Note dated as of the date hereof, attached as Exhibit B.

     I. It is intended that the loan made under the 2000 Modified ESOP Loan Agreement and evidenced by the 2000 Renewal ESOP Note (the "2000 Modified ESOP Loan") will be primarily for the benefit of the Plan participants and beneficiaries and will constitute an "exempt loan" within the meaning of section 4975(d)(3) of the Internal Revenue Code 1986, as amended (the "Code"), Treasury Regulation ss.54.4975-7(b), Section 408(b)(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), Department of Labor Regulation ss.2550.408b-3, and Section 5.5 of the Plan.

     J. The Company has agreed to enter into this Agreement in consideration for the Trustee entering into the 2000 Modified ESOP Loan Agreement and the 2000 Renewal ESOP Note.



                                    AGREEMENT

     In consideration of the premises and the mutual covenants and agreements herein contained, and other good and valuable consideration (the receipt, adequacy and sufficiency of which each party hereto respectively acknowledges by its execution hereof), the parties hereto intending legally to be bound do hereby agree to the implementation of their understanding as follows:

     1. Representation. The Company represents that (i) the execution, delivery and performance of this Agreement are within the Company's powers, and have been duly authorized by all necessary action by the Board of Directors of the Company, and (ii) this Agreement constitutes the Company's valid and legally binding obligation, enforceable against the Company in accordance with its terms.

     2.Incremental Contribution. For the fiscal years ended September 30, 2001 through and including September 30, 2007, the Company shall contribute to the Trust an amount equal to the lesser of (i) one hundred percent (100%) of each Plan participant's salary deferral contributions not to exceed three percent (3%) of such participant's compensation (as defined in the Plan), and (ii) five percent (5%) of the Company's accumulated net, after-tax profits, calculated in accordance with generally accepted accounting principals, minus any accrual for the Company's contribution for that plan year.

     The Company's contribution under the foregoing paragraph is referred to as the "Incremental Contribution." The Company, in its sole discretion, may make the Incremental Contribution in the form of cash, shares of common stock of the Company ("Common Stock"), or a combination thereof. The value of a contribution in the form of shares of Common Stock shall be determined by multiplying the number of shares contributed to the Plan by the average (as defined herein) of the last sale prices of a share of Common Stock, as reported on NASDAQ at the close of trading on the ten (10) consecutive trading days ending on its third business day prior to the date of the contribution to the Plan (the "Value Calculation"). "Average" shall mean the sum of the ten (10) last sale prices determined as specified above divided by ten (10), with the result rounded to the nearest ten-thousandth. The Company and the Trustee agree that the Value Calculation will be adjusted, as mutually agreeable, in the even that such calculation is deemed at some future date to constitute a prohibited transaction under section 4975 of the Code or Section 406 of ERISA.

     3. Termination of 1997 ESOP Pledge Agreement. The Company hereby agrees to release from the 1997 ESOP Pledge Agreement all Shares that were pledged pursuant to the 1991 Pledge Agreement, as modified by the 1997 ESOP Pledge Agreement. As a result of the release of the pledge, no portion of the proceeds from the sale of any Shares held in the Suspense Account (as defined in Section
1.7 of the Plan) may be applied to the repayment of the 1991 Exempt Loan, as modified by the 2000 Renewal ESOP Note.

     4. Acceleration of Repayment. The Company and Trustee hereby agree that in the event a "Change of Control" of the Company occurs at any time in which Shares remain unallocated pursuant to the "Revised Allocation Schedule" set forth below in Section 5, then such remaining Shares shall be allocated pursuant to the "Current Allocation Schedule" set forth in Section 5 below, and as of the date of the Change of Control, all Shares that would have been allocated if the "Current Allocation Schedule" had remained in effect shall be allocated as of that date to the individuals who are then active participants in the Plan as of the date immediately prior to the Change of Control. In the event there is a Change of Control of the Company and the Plan is terminated, all remaining Shares immediately shall be released from suspense and allocated to the individuals who are then active participants in the Plan as of the date of the termination of the Plan.

     In the event of a Change of Control, the repayment schedule for the 2000 Renewal ESOP Note may not be extended in any event, and neither the "Current Allocation Schedule" nor the "Revised Allocation Schedule" may be extended (but may be accelerated) for any reason, even if both the Company and the Trustee agree to such extension.

     For purposes of this Agreement, a "Change of Control" means any of the following events:

          (a) any person (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, (the "Exchange Act")) or group (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange
          Act), other than a subsidiary of the Company or any employee benefit plan (or any related trust) of the Company or a subsidiary, becomes the beneficial owner of fifty percent (50%) or more of the Company's outstanding voting shares and other outstanding voting securities of the Company that are entitled to vote generally in the election of directors of the Company ("Voting Securities");

          (b) individuals who, as of the effective date of this Agreement constitute the Board ("Incumbent Board"), cease for any reason to constitute a majority of the members of the Board; provided that any individual who becomes a director after the effective date whose election or nomination for election by the Company's shareholders was approved by a majority of the members of the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened "election contest" relating to the election of the directors of the Company (as such terms are used in Rule 14a-11 under the Exchange
          Act), "tender offer" (as such term is used in Section 14(d) of the Exchange Act) or a proposed Merger (as defined below)) shall be deemed to be members of the Incumbent Board; or

          (c) approval by the stockholders of the Company of either of the following:

               (i) merger, reorganization, consolidation or similar transaction (any of the foregoing, a "Merger") as a result of which the persons who were the respective beneficial owners of the outstanding Common Stock and/or the Voting Securities immediately before such Merger are not expected to beneficially own, immediately after such Merger, directly or indirectly, more than 50% of, respectively, the outstanding voting shares and the combined voting power of the voting securities resulting from such merger in substantially the same proportions as immediately before such Merger; or

               (ii) a plan of liquidation of the Company or a plan or agreement for the sale or other disposition of all or substantially all of the assets of the Company.

     5. Allocation Schedule. Effective immediately, the Share allocation schedule shall be modified to the "Revised Allocation Schedule" set forth below:

         Plan Year End              Current                Revised
         September 30        Allocation Schedule      Allocation Schedule
         -------------       -------------------      -------------------
              2001                   819,264                462,586
              2002                   770,978                393,198
              2003                   722,690                346,940
              2004                        -0-               323,810
              2005                        -0-               300,681
              2006                        -0-               254,423
              2007                        -0-               231,293
                                   2,312,932              2,312,932

     In the event the foregoing "Revised Allocation Schedule" shall violate either ERISA, the Code or any regulation thereunder, such schedule shall be revised to be in compliance with provisions.

     6. Dividends. In the event the Company shall pay a dividend prior to the repayment in full of the 2000 Modified ESOP Note, such dividends paid on the Shares shall not be applied to the repayment of the 2000 Modified ESOP Note, but instead shall be allocated to the "Participant's ESOP Investment Accounts" of all KSOP participants, retired participants and terminated participants who then had "Participant's Company Stock Accounts" in the KSOP on the relative basis of the "Participant's Company Stock Accounts" of all such KSOP participants, retired participants and terminated participants in the KSOP on the record date of the dividend.

     7. Repayment of ESOP Loan. The Company agrees that under the terms of the 2000 Modified ESOP Loan Agreement it is obligated to contribute sufficient monies to the Trust to repay the 2000 Modified ESOP Loan and the Trustee agrees that it is obligated to use these monies to repay its loan from the Company. The Company agrees that no Shares held in the Trust will be used to repay the 2000 Modified ESOP Loan.

     8. Amendment. This Agreement may not be amended, waived or modified in any manner without the advance written consent of both the parties. See also Section 3 in the event of a Change of Control.

     9. Notices. All notices or other communications given or made hereunder shall be duly given when received if delivered in person or by telex, facsimile, registered or certified mail, return receipt requested, postage prepaid to any party at the address and to the addresses for such party set forth on the signature page of this Agreement or such other address or addressees as the party to whom notice is to be given furnishes in writing to the other party in the manner set forth above.

     10. Governing Law. This Agreement shall be construed in accordance with and governed by the internal laws of the State of Florida applicable to contracts made and performed in the State of Florida.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by their respective representatives thereunto duly authorized as of the date first hereinbefore appearing.

                           SAWTEK INC. EMPLOYEE STOCK OWNERSHIP AND 401(k) TRUST HSBC BANK USA, solely in its capacity as Trustee and not in its individual or corporate capacity


                           By:/S/ Stephen J. Hartman, Jr.
                              Stephen J. Hartman, Jr.
                              Senior Vice President

                           Address:  452 Fifth Avenue, 17th Floor
                                     New York, New York  10018-2706


                           SAWTEK, INC.

                             By:/S/ Raymond A. Link
                                Raymond A. Link
                                Senior Vice President and
                                Finance Chief Financial Officer

                           Address:  P.O. Box 609501
                                     Orlando, Florida  32860-9501

                                                                 Exhibit 10.39


February 22, 2001



Mr. Raymond A. Link
Senior Vice President/Chief Financial Officer
Sawtek, Inc.
P.O. Box 609501
Orlando, Florida 32860-9501

Dear Ray:

I am pleased to inform you that your $30,000,000 unsecured line of credit has been renewed for an additional year with an expiry date of January 31, 2002. An unused fee of 10 basis points shall only apply to the $11.5 million currently evidenced by the note dated December 9, 1996. All other terms and conditions shall remain in effect.

As a reminder, we only have documentation in place to fund up to $11.5 million. Should you ever anticipate a need that would exceed $11.5 million, please call me in advance so that I can get the necessary documents in place.

Please sign below evidencing your acceptance and agreement with this renewal.

Best regards,



/S/ William C. Barr, III
William C. Barr, III
Director

                              Agreed to:


                               /S/ Raymond A. Link
                              Raymond A. Link
                              Senior Vice President/Chief Financial Officer Sawtek, Inc.